Form 10-Q
period 1999-10-02
DJ ORTHOPEDICS LLC; DJ ORTHOPEDICS CAPITAL CORP; DONJOY LLC
filed 1999-11-19
CIK 1094052, 1094051, 1094053

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________.

                       Commission File Number 333-86835

--------------------------------------------------------------------------------


                               DJ ORTHOPEDICS, LLC
               (Exact name of registrant as specified in charter)

    DELAWARE                        3842                         52-2165554
----------------        ----------------------------      ----------------------
 (State or other        (Primary Standard Industrial         (I.R.S. Employer
 jurisdiction of         Classification Code Number)      Identification Number)
incorporation or
 organization)


                       DJ ORTHOPEDICS CAPITAL CORPORATION
               (Exact name of registrant as specified in charter)

    DELAWARE                        3842                         52-2157537
----------------        ----------------------------      ----------------------
 (State or other        (Primary Standard Industrial         (I.R.S. Employer
 jurisdiction of         Classification Code Number)      Identification Number)
incorporation or
 organization)


                                 DONJOY, L.L.C.
               (Exact name of registrant as specified in charter)

    DELAWARE                        3842                         33-0848317
----------------        ----------------------------      ----------------------
 (State or other        (Primary Standard Industrial         (I.R.S. Employer
 jurisdiction of         Classification Code Number)      Identification Number)
incorporation or
 organization)

--------------------------------------------------------------------------------

                                2985 Scott Street
                             Vista, California 92083
                                 (800) 336-5690

(Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       DJ ORTHOPEDICS, LLC                   Yes [ ] No [X]
       DJ ORTHOPEDICS CAPITAL CORPORATION    Yes [ ] No [X]
       DONJOY, L.L.C.                        Yes [ ] No [X]

================================================================================

                               DJ ORTHOPEDICS, LLC
                       DJ ORTHOPEDICS CAPITAL CORPORATION
                                 DONJOY, L.L.C.

                                 FORM 10-Q INDEX

                                                                                                    PAGE
                                                                                                    ----
EXPLANATORY NOTE                                                                                      2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of October 2, 1999 (unaudited) and December 31, 1998          3

         Consolidated Statements of Operations for the three and nine months ended
              October 2, 1999 (unaudited) and September 26, 1998 (unaudited)                          4

         Consolidated Statements of Cash Flows for the nine months ended
              October 2, 1999 (unaudited) and September 26, 1998 (unaudited)                          5

         Notes to Unaudited Consolidated Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           20

Item 2.  Changes in Securities and Use of Proceeds                                                   20

Item 3.  Defaults upon Senior Securities                                                             20

Item 4.  Submission of Matters to a Vote of Security Holders                                         20

Item 5.  Other Information                                                                           20

Item 6.  Exhibits and Reports on Form 8-K                                                            20

SIGNATURES                                                                                           21

EXPLANATORY NOTE

This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of DonJoy, L.L.C. ("DonJoy"), a Delaware limited liability company, dj Orthopedics, LLC, a Delaware limited liability company ("dj Ortho"), a wholly-owned subsidiary of DonJoy and DJ Orthopedics Capital Corporation ("DJ Capital"), a Delaware corporation, a wholly-owned subsidiary of dj Ortho, (collectively, "the Company"). dj Ortho is a wholly-owned subsidiary of DonJoy and represents substantially all of the revenues and net income of the Company. DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho of $100,000,000 aggregate principal amount at maturity of 12 5/8% Senior Subordinated Notes due 2009. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for dj Ortho or DJ Capital has been provided herein because management believes such information would not be meaningful because DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q and thus, there is no separate information regarding DJ Capital to report herein.

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                 DONJOY, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                                     October 2,      December 31,
                                                                                        1999             1998
                                                                                    -----------      ------------
                                                                                    (Unaudited)
Assets
Current assets:
   Cash and cash equivalents ................................................        $   7,040         $   809
   Accounts receivable, net of allowance for doubtful
      accounts of $847 and $356 at October 2, 1999 and
      December 31, 1998, respectively .......................................           19,062          17,543
   Accounts receivable, related parties .....................................            1,502           2,301
   Inventories, net .........................................................           14,275          14,368
   Other current assets .....................................................              721             811
                                                                                     ---------         -------
Total current assets ........................................................           42,600          35,832
Property, plant and equipment, net ..........................................            6,284           7,400
Intangible assets, net ......................................................           33,897          33,758
Debt issuance costs, net ....................................................            6,968              --
Other assets ................................................................              132              66
                                                                                     ---------         -------
Total assets ................................................................        $  89,881         $77,056
                                                                                     =========         =======
Liabilities and members' equity (deficit)
Current liabilities:
   Accounts payable .........................................................        $   5,176         $ 7,167
   Accounts payable, related parties ........................................               61             137
   Accrued compensation .....................................................            2,075           1,385
   Accrued commissions ......................................................            1,071           1,191
   Long-term debt, current portion ..........................................              500              --
   Accrued interest .........................................................            3,156              --
   Intercompany obligations .................................................              573           6,850
   Restructuring reserve ....................................................               --           1,639
   Other accrued liabilities ................................................            4,175           1,838
                                                                                     ---------         -------
Total current liabilities ...................................................           16,787          20,207
12 5/8% Senior Subordinated Notes ...........................................           98,004              --
Intercompany obligations, less current portion ..............................               --          44,017
Long-term debt, less current portion ........................................           14,875              --
Redeemable Preferred Units; 100,000 units authorized, 40,184 units issued and outstanding at October 2, 1999; liquidation
   preference $32,573,483 at October 2, 1999 ................................           31,196              --
Members' equity (deficit):
   Common units; 2,900,000 units authorized, 718,000 units issued
      and outstanding at October 2, 1999 ....................................          126,038              --
   Notes receivable from officers ...........................................           (1,400)             --
   Retained earnings ........................................................            4,137          12,832
                                                                                     ---------         -------
                                                                                       128,775          12,832

Less treasury units, at cost ................................................         (199,756)             --
                                                                                     ---------         -------
Total members' equity (deficit) .............................................          (70,981)         12,832
                                                                                     ---------         -------
Total liabilities and members' equity (deficit) .............................        $  89,881         $77,056
                                                                                     =========         =======

See accompanying notes.

                                 DONJOY, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)
                                   (Unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                      ----------------------------    ----------------------------
                                                      October 2,     September 26,    October 2,     September 26,
                                                         1999             1998           1999            1998
                                                      ----------     -------------    ----------     -------------
Net revenues:
     Third parties ..............................      $ 28,715         $22,566        $ 78,121         $64,888
     Related parties ............................         1,694           2,204           6,941           7,926
                                                       --------         -------        --------         -------
Total net revenues ..............................        30,409          24,770          85,062          72,814
Cost of goods sold ..............................        13,039          11,498          38,681          33,594
                                                       --------         -------        --------         -------
Gross profit ....................................        17,370          13,272          46,381          39,220
Operating expenses:
     Sales and marketing ........................         7,186           6,416          20,557          18,417
     General and administrative .................         4,088           4,177          12,861          12,446
     Research and development ...................           461             505           1,509           1,706
     Restructuring costs ........................            --              --              --           2,467
                                                       --------         -------        --------         -------
Total operating expenses ........................        11,735          11,098          34,927          35,036
                                                       --------         -------        --------         -------
Income from operations ..........................         5,635           2,174          11,454           4,184
Interest expense ................................        (3,779)             --          (3,779)             --
Interest income .................................            45              --              45              --
                                                       --------         -------        --------         -------
Income before income taxes ......................         1,901           2,174           7,720           4,184
Provision for income taxes ......................            --             883           2,387           1,700
                                                       --------         -------        --------         -------
Net income ......................................      $  1,901         $ 1,291        $  5,333         $ 2,484

Less: Preferred stock dividends .................        (1,196)            N/A          (1,196)            N/A
                                                       --------         -------        --------         -------
Net income available to members .................      $    705             N/A        $  4,137             N/A
                                                       ========         =======        ========         =======

Net income per common unit-Basic and Diluted ....      $   0.93             N/A        $   5.46             N/A
Weighted average common units-
     Basic and Diluted ..........................       718,000             N/A         718,000             N/A

Net income per preferred unit-Basic and Diluted..      $   0.93             N/A        $   5.46             N/A
Weighted average preferred units-
     Basic and Diluted ..........................        40,184             N/A          40,184             N/A

See accompanying notes.

                                 DONJOY, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                            Nine Months Ended
                                                                       ----------------------------
                                                                       October 2,     September 26,
                                                                          1999             1998
                                                                       ----------     -------------
OPERATING ACTIVITIES
Net income .........................................................   $   5,333         $ 2,484
Adjustments to reconcile net income to net cash provided by
        operating activities:
   Depreciation and amortization ...................................       3,691           3,621
   Amortization of debt issuance costs and discount on Senior
       Subordinated Notes ..........................................         252              --
   Restructuring costs .............................................          --           2,467
   Changes in operating assets and liabilities:
     Accounts receivable ...........................................      (1,519)         (1,983)
     Inventories ...................................................          93          (3,633)
     Other current assets ..........................................          90            (190)
     Accounts payable ..............................................      (1,991)         (2,593)
     Accrued interest ..............................................       3,156              --
     Intercompany activity .........................................       3,239           2,675
     Restructuring reserve .........................................        (339)         (1,109)
     Other accrued liabilities .....................................       2,907             943
                                                                       ---------         -------
Net cash provided by operating activities ..........................      14,912           2,682

INVESTING ACTIVITIES
Purchases of property, plant and equipment .........................        (950)         (2,690)
Increase in intangible assets ..... ................................      (2,204)           (960)
Other assets .......................................................         (66)             99
                                                                       ---------         -------
Net cash used in investing activities ..............................      (3,220)         (3,551)

FINANCING ACTIVITIES
Net proceeds from Senior Subordinated Notes ........................      97,953              --
Proceeds from long term debt .......................................      15,500              --
Repayment of long term debt ........................................        (125)             --
Debt issuance costs ................................................      (7,169)             --
Purchase of treasury units .........................................    (199,756)             --
Net proceeds from issuance of common units .........................      63,483              --
Net proceeds from issuance of preferred units ......................      30,000              --
Intercompany obligations ...........................................      (5,347)            806
                                                                       ---------         -------
Net cash (used in) provided by financing activities ................      (5,461)            806
Net increase (decrease) in cash ....................................       6,231             (63)
Cash at beginning of period ........................................         809             910
                                                                       ---------         -------
Cash at end of period ..............................................   $   7,040         $   847
                                                                       =========         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid ...................................................   $     368         $    --
                                                                       =========         =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Capital contribution in connection with the Recapitalization ....   $  48,323         $    --
                                                                       =========         =======
   Common stock issued in exchange for notes receivable ............   $   1,400         $    --
                                                                       =========         =======
   Dividends and accretion of preferred unit fee related to
       preferred units .............................................   $  (1,196)        $    --
                                                                       =========         =======

See accompanying notes.

                                 DONJOY, L.L.C.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements of DonJoy, L.L.C. (the "Company") and footnotes thereto included in the Registration Statement on Form S-4 (SEC File No. 333-86835) which became effective on November 9, 1999. The accompanying consolidated financials statements at October 2, 1999 and for the three and nine months ended October 2, 1999 and September 26, 1998 are unaudited and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the financial position, operating results and cash flows for the interim date and periods presented.

RECAPITALIZATION

On June 30, 1999, the Company consummated a $215.3 million recapitalization (the "Recapitalization"). Under the Recapitalization, new investors, including Chase DJ Partners, L.L.C. ("CDP") and affiliates of CDP, invested new capital of $94.6 million in the Company. In addition, certain members of management invested $1.8 million in equity which was financed in part by $1.4 million in interest-bearing, full recourse loans from the Company and the Company's former sole equityholder (the "Former Parent") retained equity in the Company representing $5.4 million of the recapitalization value. In connection with the recapitalization transactions, the Company established dj Orthopedics, LLC ("dj Ortho") and DJ Orthopedics Capital Corporation ("DJ Capital"). The Company sold all of its net assets to dj Ortho for cash, which was funded with the net proceeds of $100.0 million of 12 5/8% Senior Subordinated Notes (the "Notes") issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. The Notes are fully and unconditionally guaranteed by the Company. dj Ortho is a wholly-owned subsidiary of the Company and represents substantially all of the revenues and net income of the Company. DJ Capital is a wholly-owned subsidiary of dj Ortho, has no significant assets or operations and was formed solely for the purpose of being a co-issuer of the Notes (see Note 8).

The proceeds of the equity investment together with $113.5 million of proceeds from debt financing were used for approximately $199.1 million of consideration paid to redeem a portion of members' equity from the Company's Former Parent, and approximately $8.7 million of costs and fees paid in association with the Recapitalization.

INTERIM ACCOUNTING PERIODS

The Company's fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. Results for the interim period ended October 2, 1999 are not necessarily indicative of the results to be achieved for the entire year or future periods. The three month period ended October 2, 1999 contained three more business days than the same period in 1998, resulting in the Company recognizing $1.3 million more in revenues in the three month period ended October 2, 1999 as compared to the same period in 1998. The nine month period ended October 2, 1999 contained five more business days than the same period in 1998, resulting in the Company recognizing $2.2 million more in revenues in the nine month period ended October 2, 1999 as compared to the same period in 1998.

RECLASSIFICATIONS

Certain amounts in prior periods have been reclassified to conform with current period presentation.

2. FINANCIAL STATEMENT INFORMATION

INVENTORIES

Inventories consist of the following:

                                                     October 2,      December 31,
                                                        1999             1998
                                                     ----------      ------------
Raw materials ......................................  $  6,274         $  6,321
Work-in-progress ...................................     1,448            1,615
Finished goods .....................................     7,417            6,988
                                                      --------         --------
                                                        15,139           14,924
Less reserve for excess and obsolete ...............      (864)            (556)
                                                      --------         --------
                                                      $ 14,275         $ 14,368
                                                      ========         ========

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

                                                     October 2,      December 31,
                                                        1999             1998
                                                     ----------      ------------
Buildings and leasehold improvements ...............  $  3,577         $  5,285
Office furniture, fixtures, equipment and other ....    14,970           14,488
Construction in progress ...........................       592              337
                                                      --------         --------
                                                        19,139           20,110
Less accumulated depreciation and amortization .....   (12,855)         (12,710)
                                                      --------         --------
                                                      $  6,284         $  7,400
                                                      ========         ========

INTANGIBLE ASSETS

Intangible assets arose from the initial acquisition of the Company in 1987 and from the Company's acquisition of Professional Care Products, Inc. in 1995. Intangible assets consist of the following:

                                                     October 2,      December 31,
                                                        1999             1998
                                                     ----------      ------------
Goodwill ...........................................  $ 24,742         $ 24,742
Patented technology ................................    14,437           14,437
Customer base ......................................    11,600           11,600
Licensing agreements ...............................     2,000               --
Assembled workforce ................................       250              250
Other ..............................................       399              195
                                                      --------         --------
                                                        53,428           51,224
Less accumulated amortization ......................   (19,531)         (17,466)
                                                      --------         --------
                                                      $ 33,897         $ 33,758
                                                      ========         ========

3. FINANCING ARRANGEMENTS

12 5/8% SENIOR SUBORDINATED NOTES

On June 30, 1999, the Company issued $100.0 million of 12 5/8% Senior Subordinated Notes due 2009 (the "Notes") to various investors in connection with the financing of the Recapitalization. The Notes were issued at a discount of $2,047,000 which will be amortized to interest expense over the life of the Notes.

Interest on the Notes is payable in cash semi-annually on each June 15 and December 15, commencing on December 15, 1999. The aggregate principal amount of the Notes matures on June 15, 2009.

Covenants. The Notes contain covenants restricting the ability of dj Ortho and its subsidiaries to (i) incur additional indebtedness; (ii) prepay, redeem or repurchase debt; (iii) make loans and investments; (iv) incur liens and engage in sale lease-back transactions; (v) enter into transactions with affiliates; (vi) engage in mergers, acquisitions and asset sales; (vii) make optional payments on or modify the terms of the subordinated debt; (viii) restrict preferred and capital stock of subsidiaries; (ix) declare dividends or redeem or repurchase capital stock; and (x) engage in other lines of businesses.

Guarantees. The Notes are guaranteed by DonJoy and co-issued by dj Ortho and DJ Capital, but are not and will not be guaranteed by dj Orthopedics, LLC de Mexico de S.A. de C.V., dj Ortho's only existing subsidiary (other than DJ Capital).

Optional Redemption. On or after June 15, 2004, the Notes may be redeemed, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest and liquidated damages thereon, if any, to the redemption date if redeemed during the 12-month period commencing on June 15 of the years set forth below:

                                                    Redemption
         Year                                          Price
         ----                                       ----------
         2004.....................................   106.313%
         2005.....................................   104.208%
         2006.....................................   102.104%
         2007 and thereafter......................   100.000%

SENIOR CREDIT FACILITY

In connection with the Recapitalization, the Company entered into a Credit Agreement with First Union National Bank ("First Union") and the Chase Manhattan Bank ("Chase") and other lenders, pursuant to which the Company may borrow up to $40.5 million consisting of a revolving credit facility of up to $25.0 million (the "Revolving Credit Facility") and a Term Loan in a principal amount of $15.5 million (the "Term Loan"). The full amount of the Term Loan was borrowed as part of the financing from the Recapitalization. As of October 2, 1999, there were no outstanding borrowings on the Company's Revolving Credit Facility.

Repayment. The Term Loan will mature on June 30, 2005 and is subject to mandatory repayments and reductions as defined in the Credit Agreement. The Term Loan will be amortized on a quarterly basis commencing on September 30, 1999 in accordance with the following schedule:

         1999.....................................   $   250
         2000.....................................       500
         2001.....................................       500
         2002.....................................       500
         2003.....................................       500
         2004.....................................     6,750
         2005.....................................     6,500
                                                     -------
         Total....................................   $15,500
                                                     =======

Security; Guarantees. The obligations of the Company under the new credit facility are irrevocably guaranteed, jointly and severally, by DonJoy, DJ Capital and future subsidiaries. In addition, the new credit facility and the guarantees thereunder are secured by substantially all the assets of DonJoy, dj Ortho and DJ Capital.

Covenants. The new credit facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur or guarantee obligations; (iv) prepay other indebtedness or amend other debt instruments; (v) pay dividends or make other distributions (except for certain tax distributions); (vi) redeem or repurchase membership interests or capital stock, create liens on assets, make investments, loans or advances, make acquisitions;
(vii) engage in mergers or consolidations; (viii) change the business conducted by the Company and its subsidiaries; (ix) make capital expenditures; (x) or engage in certain transactions with affiliates and otherwise engage in certain activities. In addition, the new credit facility requires the Company and its subsidiaries to comply with specified financial ratios and tests, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test. The new credit facility also contains provisions that prohibit any modifications of the Notes in any manner adverse to the lenders under the new credit facility and that limit the Company's ability to refinance or otherwise prepay the Notes without the consent of such lenders.

4. COMMON AND PREFERRED UNITS

The Company is authorized to issue up to 2,900,000 common units and up to 100,000 preferred units. As of October 2, 1999, 718,000 common units and 40,184 preferred units were issued and outstanding, and 15% of the common units on a fully diluted basis have been reserved for issuance to employees, directors and independent consultants and contractors of the Company or any subsidiary thereof pursuant to the 1999 Option Plan.

The preferred units accrue a cumulative quarterly preferred return at a fixed rate of 14.0% per annum, subject to increase to 16.0% per annum upon the occurrence of certain events of non-compliance. In addition to the rights with respect to the preferred return (including related tax distributions and distributions to the holders of preferred units of their original capital investment), the preferred units will share ratably with the common units in any distributions (including tax distributions and upon liquidation) made by the Company in respect of common units (the Redeemable Preferred Units Participating Interest).

The preferred units are subject to mandatory redemption ten and one-half years following the closing of the recapitalization and may be redeemed at the Company's option at any time ("Redeemable Preferred Unit"). Upon a change of control, holders of Redeemable Preferred Units will have the right, subject to certain conditions, to require the Company to redeem their Redeemable Preferred Units (including the Redeemable Preferred Units Participating Interest). In addition, at any time following the sixth anniversary of the closing of the recapitalization, holders will have the right, subject to certain conditions, to require the Company to redeem their Redeemable Preferred Units Participating Interest. Unless equity proceeds or other funds are available to the Company for the purpose, the ability of the Company to make any of the foregoing payments will be subject to receipt of distributions from the Company in amounts sufficient to make such payments and such distributions will be subject to the restrictions contained in the new credit facility and the indenture.

Voting. Except as otherwise required by applicable law or as set forth in the operating agreement or the members' agreement, holders of Common Units and Redeemable Preferred Units shall vote together as a single class on all matters to be voted on by the members, with each unit being entitled to one vote.

Tax Distributions. Subject to receipt of distributions from the Company to the extent permitted by restrictions contained in the new credit facility and the indenture, the Company will make distributions in agreed upon amounts to its members to enable them to pay income taxes payable in respect of their allocable share of the taxable income of the Company and its subsidiaries.

5. FEES AND EXPENSES

In connection with the Recapitalization, the Company incurred fees and expenses of $8.7 million, $5.8 million for the Notes, $1.4 million for the Revolving Credit Facility & Term and $1.5 million for transaction fees and expenses related to equity. Of the $8.7 million, $7.2 million has been capitalized as other assets in the accompanying balance sheet at October 2, 1999. The remaining $1.5 million has been recorded as a reduction to members' equity as transaction fees and expenses on October 2, 1999. The capitalized debt fees are being amortized over the term of the related debt.

6. BASIC AND DILUTED EARNINGS PER UNIT

Basic earnings per unit information is based on the weighted average number of common units and diluted earnings per unit includes the potentially dilutive securities outstanding during the periods. The effects of all anti-dilutive securities are excluded from the calculation of earnings per common members' unit. The Company's only potentially dilutive securities are stock options. The effect of the assumed conversion of potentially dilutive securities did not result in additional common stock equivalents for the diluted income per common unit computation.

The following financial data summarizes information relating to the per unit computations (in thousands, except per unit data):

                                                              Three Months Ended                 Nine Months Ended
                                                         -----------------------------      -----------------------------
                                                         October 2,      September 26,      October 2,      September 26,
                                                            1999             1998              1999             1998
                                                         ----------      -------------      ----------      -------------
Net income ...........................................    $  1,901          $ 1,291          $  5,333          $ 2,484
Less:Preferred stock dividends
     and accretion of preferred unit fees ............      (1,196)             N/A            (1,196)             N/A
Net income allocable to preferred unit holders .......         (38)             N/A              (220)             N/A
                                                          --------          -------          --------          -------
Net income available to common unit members ..........    $    667              N/A          $  3,917              N/A
                                                          ========          =======          ========          =======

Net income per common unit-Basic and Diluted .........    $   0.93              N/A          $   5.46              N/A
Weighted average common units-
     Basic and Diluted ...............................     718,000              N/A           718,000              N/A
     Assumed exercise of stock options ...............          --              N/A                --              N/A
                                                          --------          -------          --------          -------
     Diluted .........................................     718,000              N/A           718,000              N/A
                                                          ========          =======          ========          =======

Net income per preferred units-Basic and Diluted .....    $   0.93              N/A          $   5.46              N/A
Weighted avg. preferred units-Basic and Diluted ......      40,184              N/A            40,184              N/A

The weighted average common units for the nine months ended October 2, 1999 have been computed based on the weighted average outstanding since the completion of the leveraged recapitalization discussed in Note 1.

7. SEGMENT AND RELATED INFORMATION

The Company has two reportable segments as defined by Financial Accounting Standards Board SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's reportable segments are business units that offer different products that are managed separately because each business requires different technology and marketing strategies. The rigid knee bracing segment designs, manufactures and sells rigid framed ligament and osteoarthritis knee braces and post-operative splints. The soft goods segment designs, manufactures and sells fabric, neoprene and Drytex based products for the knee, ankle, shoulder, back and wrist. The Company's other operating segments are included in specialty and other orthopedic products. None of the other segments met any of the quantitative thresholds for determining reportable segments.

Information regarding industry segments is as follows:

                                                              Three Months Ended                 Nine Months Ended
                                                         -----------------------------      -----------------------------
                                                         October 2,      September 26,      October 2,      September 26,
                                                            1999             1998              1999             1998
                                                         ----------      -------------      ----------      -------------
Net revenues:

     Rigid knee bracing ..............................    $ 12,585          $11,588          $ 36,616          $35,719
     Soft goods ......................................      11,027            8,748            29,802           24,918
                                                          --------          -------          --------          -------
     Net revenues for reportable segments ............      23,612           20,336            66,418           60,637
     Specialty and other orthopedic products .........       6,797            4,434            18,644           12,177
                                                          --------          -------          --------          -------
Total consolidated net revenues ......................    $ 30,409          $24,770          $ 85,062           72,814
                                                          ========          =======          ========          =======

Gross profit:
     Rigid knee bracing ..............................    $  9,109          $ 8,192          $ 26,347          $25,218
     Soft goods ......................................       5,303            4,094            14,433           12,064
                                                          --------          -------          --------          -------
     Gross profit for reportable segments ............      14,412           12,286            40,780           37,282
     Specialty and other orthopedic products .........       3,417            2,155             9,312            6,064
     Brand royalties .................................          --             (817)           (1,817)          (2,420)
     Other cost of goods sold ........................        (459)            (352)           (1,894)          (1,706)
                                                          --------          -------          --------          -------
Total consolidated gross profit ......................    $ 17,370          $13,272          $ 46,381          $39,220
                                                          ========          =======          ========          =======

The accounting policies of the reportable segments are the same as those described in the basis of presentation. The Company allocates resources and evaluates the performance of segments based on gross profit. Intersegment sales were not significant for any period.

For the nine months ended October 2, 1999 and September 26, 1998, the Company had no individual customer or distributor within a segment which accounted for more than 10% or more of total annual revenues.

Assets allocated in foreign countries were not significant. Net revenues to customers, attributed to countries based on the location of the customer, were as follows:

                                                              Three Months Ended                 Nine Months Ended
                                                         -----------------------------      -----------------------------
                                                         October 2,      September 26,      October 2,      September 26,
                                                            1999             1998              1999             1998
                                                         ----------      -------------      ----------      -------------
United States:
     Third parties ...................................    $ 26,175          $20,989          $ 71,644          $58,913
     Related parties .................................         300              237               886              715
                                                          --------          -------          --------          -------
                                                            26,475           21,226            72,530           59,628
Europe:
     Third parties ...................................       1,835            1,447             5,467            5,450
     Related parties .................................         748              880             3,082            4,221
                                                          --------          -------          --------          -------
                                                             2,583            2,327             8,549            9,671
Other foreign countries:
     Third parties ...................................         705              130             1,010              525
     Related parties .................................         646            1,087             2,973            2,990
                                                          --------          -------          --------          -------
                                                             1,351            1,217             3,983            3,515
                                                          --------          -------          --------          -------
Total consolidated net revenues ......................    $ 30,409          $24,770          $ 85,062          $72,814
                                                          ========          =======          ========          =======

The company does not allocate assets to reportable segments because all property and equipment are shared by all segments of the Company.

8. CONDENSED FINANCIAL DATA

As discussed in Note 1 above, dj Ortho's obligations under the Notes are guaranteed by its parent, DonJoy, L.L.C. This guarantee and any guarantee by a future wholly-owned subsidiary guarantor, is full and unconditional. The following condensed summarized financial information of dj Ortho (the only issuer with operations and assets) is presented at October 2, 1999 and for the three-months then ended, the period since dj Ortho has been in existence:

                                             October 2, 1999
                                             ---------------
Current assets.............................      $ 42,507
Non-current assets.........................      $ 46,894
Current liabilities........................      $ 16,650
Non-current liabilities:
  Long-term debt...........................      $112,879
  Other....................................      $    343

                                             Three Months Ended
                                              October 2, 1999
                                             ------------------
Net revenues...............................       $30,409
Gross profit...............................       $17,248
Net income.................................       $ 1,778

dj Ortho and any future subsidiary guarantors comprise all the direct and indirect subsidiaries of DonJoy (other than inconsequential subsidiaries) and separate financial statements of the Company and any future wholly-owned subsidiary guarantors are not included, and the Company and such subsidiary guarantors are not filing separate reports under the Exchange Act because management has determined that they would not be material to investors.

9. SUBSEQUENT EVENTS

On November 9, 1999, the Company commenced an exchange offer to exchange $100 million aggregate amount outstanding of 12 5/8% Senior Subordinated Notes for $100 million aggregate principal amount of 12 5/8% Senior Subordinated Notes (the "Exchange Notes"). The form and term of the Exchange Notes are the same as the form and the term of the Old Notes except the Exchange Notes have been registered under the Securities Act of 1933 as amended and therefore, will not bear legends restricting the transfer thereof. The Exchange Notes evidence the same debt as the Old Notes (which they replace). The exchange offer expires on December 9, 1999 unless extended by the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 30 1999, the Company consummated a $215.3 million recapitalization. In connection with the recapitalization transactions, the Company established dj Ortho and DJ Capital. The Company sold all of its net assets to dj Ortho for cash which was funded with the net proceeds of $100 million principal amount of 12 5/8% Notes issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. In addition, new investors, including certain members of management, invested new capital of $96.4 million in equity in DonJoy. The proceeds of the equity investment together with debt financings were used (i) for approximately $199.1 million of consideration paid to redeem a portion of members' equity from the Company's Former Parent, and (ii) approximately $8.7 million of costs and fees paid in association with the recapitalization. As part of the recapitalization agreement, immediately prior to the recapitalization, the Company's Former Parent canceled and capitalized the assets listed under cash and the liabilities listed under current and deferred income taxes due to the Former Parent, restructuring reserve and intercompany obligation, less current portion. All such amounts were treated as a capital contribution by the Former Parent to members' equity.

The following discussion should be read in conjunction with the Company's historical consolidated financial statements and the related notes thereto and the other financial data included in the Form S-4.

OVERVIEW

SEGMENTS. The Company designs, manufactures and markets orthopedic recovery products and complementary products. The Company's product lines include rigid knee braces, soft goods and a portfolio of specialty and other orthopedic products. The Company's rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and OA braces, which provide relief of knee pain due to osteoarthritis. The Company's soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for afflictions of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. The Company's portfolio of specialty and other orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity walkers, upper extremity braces, cold therapy systems and pain management delivery systems. The rigid knee brace product lines and the soft goods product lines constitute reportable segments under generally accepted accounting principles. See Note 7 of Notes to Unaudited Consolidated Financial Statements.

SMITH & NEPHEW ALLOCATIONS AND SALES. Prior to December 29, 1998, the Company's business was operated as the Bracing & Support Systems Division (the "Division") of Smith & Nephew, the Company's Former Parent. Effective December 29, 1998, Smith & Nephew contributed the Division's net assets and shares of a Mexican subsidiary to DonJoy, then a newly formed Delaware limited liability company, the sole member of which was Smith & Nephew. Accordingly, the contribution has been accounted for on a predecessor basis for financial reporting purposes.

As a result of the Company formerly being a division of Smith & Nephew, the Company's historical results of operations reflect certain direct charges from Smith & Nephew as well as certain allocations of Smith & Nephew's overhead and other expenses through June 29, 1999. These amounts were charged or allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated to the Company on the basis of its annual sales or the capital employed by Smith & Nephew in the Company's business.

The following is a summary of such charges and allocations and their applicability to the Company on a stand-alone basis following the recapitalization.

        (1) Charges for brand royalties historically included in the Company's cost of goods sold resulting from the use by the Company of the Smith & Nephew trademarks and trade name. These charges were $1.8 million and $2.4 million in the first nine months of 1999 and 1998, respectively. As a result of the consummation of the recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, these charges are no longer incurred by the Company.

        (2) Foreign sales corporation commissions historically included in the Company's general and administrative expense paid by the Company on sales to foreign sales corporations established by Smith & Nephew. The use of foreign sales corporations was a tax planning strategy for Smith & Nephew. These charges were $0 and $0.3 million in the first nine months of 1999 and 1998, respectively. As of January 1999, the Company no longer incurred these charges.

        (3) Smith & Nephew allocations for a portion of its corporate managed accounts and new business expense and corporate management expense historically included in the Company's general and administrative expense. These allocations ("Eliminated Allocations") were $1.0 million and $1.3 million in the first nine months of 1999 and 1998, respectively. These allocations were for a portion of Smith & Nephew's overhead expenses that the Company has not incurred or replaced since the consummation of the recapitalization on June 30, 1999.

        (4) Smith & Nephew allocations for research and development and for finance (risk management, treasury, audit and taxes), human resources and payroll, and legal services historically provided by Smith & Nephew to the Company which were included in the Company's general and administrative expense. These allocations ("Other Corporate Allocations") were $0.8 million and $1.3 million in the first nine months of 1999 and 1998, respectively. These allocations were for a portion of Smith & Nephew's overhead expenses. The Company on a stand-alone basis replaced these services provided by Smith & Nephew upon consummation of the recapitalization on June 30, 1999, and will incur additional expenses associated with external auditing and periodic filings with the Securities and Exchange Commission. The Company estimates that the aggregate cost of replacing these services and such additional expenses will be approximately $800,000 following consummation of the recapitalization on June 30, 1999.

        (5) Other allocations relating to bonuses, pension and insurance historically included in the Company's cost of goods sold, sales and marketing expense and general and administrative expense, and charges for payroll taxes and benefits and direct legal expenses incurred by Smith & Nephew on the Company's behalf included in the Company's general and administrative expense. These costs and expenses are of a nature the Company expects to continue to incur on a stand-alone basis following the consummation of the recapitalization on June 30, 1999.

For the first nine months of 1999 and 1998, the Company's sales to Smith & Nephew and its affiliates (including Smith & Nephew's sales organizations) were $6.9 million and $7.9 million, respectively, or 8.2% and 10.9%, respectively, of total sales for these periods. International sales represented the vast majority of sales to Smith & Nephew and its affiliates, accounting for approximately 87.2% and 91.6% of total sales to Smith & Nephew and its affiliates in the first nine months of 1999 and 1998, respectively. See Note 7 of Notes to Unaudited Consolidated Financial Statements. As a result of the recapitalization, the Company intends on replacing most of the Smith & Nephew sales organizations with independent distributors. As of October 2, 1999, the Company has replaced 11 Smith & Nephew sales organizations with independent distributors. The Company has also given notice to Smith & Nephew that they will terminate 8 of the remaining 19 Smith & Nephew sales organizations by the beginning of 2000.

MANUFACTURING COST REDUCTION INITIATIVES. Over the past several years, the Company has undertaken initiatives designed to lower its overall manufacturing cost structure. In 1998 the Company completed the consolidation of its domestic operations into one location in Vista, California. As a result, the Company incurred $2.5 million of restructuring costs in 1998 substantially all of which related to lease termination costs on the vacated facility. Pursuant to the recapitalization agreement, the restructuring reserve, which amounted to $0.9 million at June 29, 1999 and consisted of the remaining lease obligations on the vacated facility, was assumed by Smith & Nephew. Operating results for the first three quarters of 1998 were adversely affected by the consolidation due to disruption caused by the Company fully integrating manufacturing operations of the DonJoy and ProCare brands which were previously separate and distinct, but returned to prior levels in the fourth quarter of 1998 and the first nine months of 1999. The Company intends to continue to pursue opportunities to reduce manufacturing costs and improve operating efficiencies. The Company will move as appropriate greater portions of its labor intensive operations to its facilities in Mexico to generate further labor cost savings for its more labor intensive products and utilize the resulting additional capacity in its U.S. facilities to manufacture its more technologically advanced products. By upgrading its computer systems to achieve more efficient production, the Company expects to achieve material and labor cost reductions as well as economies of scale across its manufacturing operation. In addition, the Company intends to further automate its manufacturing operations through the use of more technologically advanced fabrication and equipment systems. The Company will continue to rationalize raw materials used in the production of its existing products, thereby enabling the Company to leverage its purchasing power. Finally, in order to achieve further cost savings, the Company intends to further reduce its number of stock keeping units (SKUs) without impacting service or breadth of the Company's product range.

BASIS OF PRESENTATION; TAXES. The recapitalization had no impact on the historical basis of the Company's assets and liabilities as reflected in the consolidated financial statements except for the elimination of the restructuring reserve and intercompany accounts. However, as a result of the recapitalization, for federal income tax purposes, the

Company has recorded an increase in the tax basis of its fixed and intangible assets in an amount approximately equal to the taxable gain recognized by Smith & Nephew on the sale of its interest in DonJoy. As a result, after the recapitalization, for tax purposes the Company is able to depreciate assets with a higher tax basis than for financial reporting purposes. Prior to the recapitalization, the Company's results of operations were included in the consolidated federal income tax returns which Smith & Nephew filed in the United States and the historical financial statements reflect a provision for income taxes assuming that the Company had filed a separate federal income tax return. As limited liability companies, the Company and dj Ortho are not subject to income taxes following the recapitalization. Instead, the Company's earnings following the recapitalization will be allocated to its members and included in the taxable income of its members. The indenture and the new credit facility permits dj Ortho to make distributions to DonJoy and DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including dj Ortho.

RESULTS OF OPERATIONS. The Company operates its business on a manufacturing calendar, with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. See "-- Nine Months Ended October 2, 1999 Compared to Nine Months Ended September 26, 1998."

                                                         Three Months Ended                 Nine Months Ended
                                                    -----------------------------      -----------------------------
                                                    October 2,      September 26,      October 2,      September 26,
                                                       1999             1998              1999             1998
                                                    ----------      -------------      ----------      -------------
Net revenues:
     Rigid knee bracing .........................      41.4%             46.8%             43.1%             49.1%
     Soft goods .................................      36.3              35.3              35.0              34.2
     Specialty and other orthopedic products ....      22.3              17.9              21.9              16.7
                                                     ------            ------           -------           -------
Total consolidated net revenues .................     100.0             100.0             100.0             100.0
Cost of goods sold allocable to product lines ...      41.4              41.7              41.1              40.5
                                                     ------            ------           -------           -------
Gross profit exclusive of brand royalties and
             other cost of sales ................      58.6              58.3              58.9              59.5
     Brand royalties ............................        --               3.3               2.2               3.3
     Other cost of goods sold ...................       1.5               1.4               2.2               2.3
                                                     ------            ------           -------           -------
Gross profit ....................................      57.1              53.6              54.5              53.9
     Sales and marketing ........................      23.6              25.9              24.1              25.3
     General and administrative .................      13.5              16.9              15.1              17.1
     Research and development ...................       1.5               2.0               1.8               2.4
     Restructuring costs ........................        --                --                --               3.4
                                                     ------            ------           -------           -------
Income from operations ..........................      18.5               8.8              13.5               5.7
     Interest income (expense), net .............     (12.4)               --              (4.5)               --
     Other income (expense), net ................       0.2                --               0.1                --
                                                     ------            ------           -------           -------
Income before income taxes ......................       6.3               8.8               9.1               5.7
     Provision for income taxes .................        --               3.6               2.8               2.3
                                                     ------            ------           -------           -------
Net income ......................................       6.3%              5.2%              6.3%              3.4%
                                                     ======            ======           =======           =======

EBITDA (a) data:
Income from operations ..........................    $5,635            $2,174           $11,454           $ 4,184
Restructuring costs .............................        --                --                --             2,467
Depreciation and amortization ...................     1,240             1,164             3,691             3,621
                                                     ------            ------           -------           -------
                                                      6,875             3,338            15,145            10,272

Brand royalties .................................        --               817             1,817             2,420
Foreign sales corporation commissions ...........        --               110                --               329
Eliminated Allocations ..........................        --               432               979             1,295
Other Corporate Allocations .....................        --               420               832             1,259
Estimated costs to replace Smith & Nephew
     services ...................................        --              (200)             (400)             (600)
                                                     ------            ------           -------           -------
Adjusted EBITDA (b) .............................    $6,875            $4,917           $18,373           $14,975
                                                     ======            ======           =======           =======

(a) "EBITDA" is defined as income from operations plus restructuring costs, and depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Our definition of EBITDA may not be comparable to that of other companies.

(b) "Adjusted EBITDA" represents EBITDA (as defined above) adjusted to eliminate:

        (1) charges for brand royalties paid by the Company to Smith & Nephew for use of the Smith & Nephew trademarks and trade names;

        (2) foreign sales corporation commissions paid by the Company on sales to foreign sales corporations established by Smith & Nephew for tax planning purposes;

        (3) Smith & Nephew overhead allocations for corporate managed accounts and new business expense and corporate management expense which will not be incurred following consummation of the recapitalization (the "Eliminated Allocations");

        (4) Smith & Nephew overhead allocations for research and development and for amounts charged by Smith & Nephew for services provided to the Company for finance (risk management, treasury, audit and taxes), human resources and payroll and legal services (collectively, the "Other Corporate Allocations");

and adjusted to include the estimated costs we expect to incur to replace the services previously provided by Smith & Nephew as part of the Other Corporate Allocations.

NINE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 26,
1998

NET REVENUES. Net revenues increased $12.2 million, or 16.8%, to $85.1 million for the first nine months of 1999 from $72.8 million for the first nine months of 1998. The first nine months of 1999 contained five more business days than the first nine months of 1998, which resulted in approximately $2.2 million more revenue in the first nine months of 1999 as compared to the first nine months of 1998. Net revenues for the rigid knee bracing segment increased $0.9 million over the prior period due to increased sales of ligament braces, including the introduction of the 4-titude brace. Soft goods sales increased by $4.9 million over the prior period due primarily to increased sales volumes of neoprene bracing products, wrist splints, ankle braces and other soft good supports. These increases primarily reflect the effect of national contracts entered into in the second half of 1998 as well as the growth of the OfficeCare program. Specialty and other orthopedic products sales increased by $6.5 million over the prior period due primarily to the recently introduced Painbuster pain management delivery systems and to increased sales of lower extremity walkers as well as the growth of the OfficeCare program

GROSS PROFIT. Gross profit increased $7.2 million, or 18.3%, to $46.4 million for the first nine months of 1999 from $39.2 million for the first nine months of 1998. Gross profit margin, exclusive of brand royalties and other cost of goods sold not allocable to specific product lines, decreased to 58.9% from 59.5% as a result of increased soft goods and specialty and other orthopedic product sales. Gross profit for the rigid knee bracing segment increased $1.1 million, with gross profit margin increasing to 72.0% from 70.6%. These increases reflected the improved product mix. Gross profit for the soft goods segment increased $2.4 million as a result of increased sales volume, with no change in the gross profit margin. Gross profit for the specialty and other orthopedic products segment increased $3.2 million, with substantially the same gross profit margin between periods. These changes reflect the change in product mix. As a result of the consummation of the recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, charges for brand royalties are no longer incurred by the Company. In the first nine months of 1999, other cost of goods sold not allocable to specific product lines increased primarily due to costs associated with support of the SKU reduction plan, the OfficeCare program and the amortization of the Painbuster pain management delivery system distribution rights.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $2.1 million, or 11.6%, to $20.6 million for the first nine months of 1999 from $18.4 million for the first nine months of 1998. The increase primarily reflected an increase in commissions associated with higher sales of DonJoy products in the United States and increased costs associated with the OfficeCare program.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.4 million, or 3.3%, to $12.9 million for the first nine months of 1999 from $12.4 million for the first nine months of 1998. The increase was primarily due to an increase in salaries and benefits during the first nine months of 1999. However, general and administrative expenses declined as a percentage of revenues to 15.1% from 17.1%.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately equal over the two periods. Significant resources were re-deployed to focus primarily on the development of the VISTA System as well as the development and release of the new 4-titude brace during the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. On June 29, 1999, all long-term intercompany obligations and certain other current liabilities owed to Smith & Nephew were contributed to members' equity in accordance with the recapitalization agreement. The Company's long-term indebtedness at October 2, 1999 was $113.4 million.

Net cash provided by operating activities was $14.9 million and $2.7 million in the first nine months of 1999 and 1998, respectively. The increase of $12.2 million in the first nine months of 1999 reflects the increase in net income in the first nine months of 1999 as compared to the first nine months of 1998, a general decrease in working capital associated with decreased inventories and a decrease in the Company's accounts receivable days sales outstanding of four days from December 31, 1998.

Cash flows used in investing activities were $3.2 million and $3.6 million in the first nine months of 1999 and 1998, respectively. Capital expenditures in the first nine months of 1999 primarily reflected a payment relating to the exclusive North American distribution rights for the PainBuster pain management and relief systems. Capital expenditures in the first nine months of 1998 reflected leasehold improvements on the expanded Vista, California facility.

Cash flows provided by (used in) financing activities were $(5.5) million and $0.8 million in the first nine months of 1999 and 1998, respectively. The changes are a result of the change in intercompany obligations. Prior to the recapitalization, the Company participated in Smith & Nephew's central cash management program, wherein all of the Company's cash receipts were remitted to Smith & Nephew and all cash disbursements were funded by Smith & Nephew. Upon consummation of the recapitalization on June 30, 1999, the Company no longer participated in Smith & Nephew's cash management program.

Interest payments on the Notes and on borrowings under the new credit facility have significantly increased the Company's liquidity requirements. The new credit facility provides for the term loan of $15.5 million, which was borrowed in connection with the recapitalization, and up to $25.0 million of revolving credit borrowings under the new revolving credit facility, which are available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of October 2, 1999, the Company had no borrowings outstanding under the new revolving credit facility. Borrowings under the term loan and the new revolving credit facility bear interest at variable rates plus an applicable margin. See Note 3 of Notes to Unaudited Consolidated Financial Statements.

In addition, commencing with the year ending December 31, 1999, the Company is required to make annual mandatory prepayments of the term loan under the new credit facility in an amount equal to 50% of excess cash flow (as defined in the new credit facility) (75% if the Company's leverage ratio exceeds a certain level). In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by the Company or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by the Company or any of its subsidiaries, in each case subject to certain exceptions. The new credit facility and the indenture impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the new credit facility requires the Company to maintain certain financial ratios. Indebtedness under the new credit facility is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

The Company incurred fees and expenses of $8.7 million in connection with the recapitalization. Approximately $7.2 million, principally relating to financing fees and expenses, has been capitalized and will be amortized over the terms of the related debt instruments.

As part of its strategy the Company intends to pursue acquisitions, investments and strategic alliances. The Company may require new sources of financing to consummate any such transactions, including additional debt or equity financing. There can be no assurance that such additional sources of financing will be available on acceptable terms if at all. The Company's ability to satisfy its debt obligations and to pay principal and interest on its indebtedness, including the notes, fund working capital requirements and make anticipated capital expenditures will depend on its future performance, which is subject to general economic, financial and other factors, some of which are beyond its control. Management believes that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including the availability of borrowings under the new revolving credit facility, will be adequate for the foreseeable future to make required payments of principal and interest on the Company's indebtedness, including the notes, to fund anticipated capital expenditures and for working capital requirements. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the notes, or to fund its other liquidity needs.

SEASONALITY

The Company generally records its highest net revenues in the first and fourth quarters due to the greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. Conversely, the Company generally has lower net revenues during its second and third quarters as a result of decreased sports activity and fewer orthopedic surgeries. The Company's results of operations would be adversely and disproportionately affected if the Company's sales were substantially lower than those normally expected during its first and fourth quarters.

YEAR 2000

The Company has assessed it readiness for the Year 2000 by focusing on four key areas: (1) internal infrastructure readiness, by addressing internal hardware and software, and non-information technology systems; (2) product readiness, by addressing the functionality of the Company's processes by which its products are developed, manufactured and distributed; (3) supplier readiness, by addressing the preparedness of key suppliers of the Company; and (4) customer readiness, by addressing customer support and transactional activity. For each readiness area, the Company is performing a risk assessment, conducting testing and remediation, developing contingency plans to mitigate unknown risk, and communicating with employees, suppliers, customers and other third parties to raise awareness of the Year 2000 issue.

INTERNAL INFRASTRUCTURE READINESS. The Company, assisted by third parties, has conducted an assessment of internal applications and computer hardware. Most software applications have been made Year 2000 compliant, and resources have been assigned to address other applications based on their importance and the time required to make them Year 2000 compliant. The Year 2000 compliance evaluation of hardware, including servers, desktops, telecommunication equipment and non-information technology systems, has been completed. All software and hardware remediation is expected to be completed no later than November of 1999.

PRODUCT READINESS. The Company has conducted an assessment to identify and resolve possible Year 2000 issues existing in the Company's processes by which it develops, manufactures and distributes its products. To date, the Company has not identified any Year 2000 issues with such processes.

SUPPLIER READINESS. The Company has identified and contacted key suppliers to solicit information on their Year 2000 readiness. To date, the responses the Company has received indicate that the Company's key suppliers are in compliance with Year 2000 requirements. Based on the Company's assessment of each supplier's progress to adequately address the Year 2000 issue, the Company will develop a supplier action list and contingency plans.

CUSTOMER READINESS. The Company has contacted key customers to assess their Year 2000 readiness. Based on the Company's assessment of each customer's progress to adequately address the Year 2000 issue, the Company will develop a customer action list and contingency plans. During 1998 and the first nine months of 1999, the Company expensed $359,000 for consulting services and software related to compliance with Year 2000 requirements. The Company estimates that the future costs of complying with the Year 2000 requirements will be approximately $4,000 in additional consulting and software and hardware purchases. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the remedial actions described in this section. Since the efforts described above are ongoing, all potential Year 2000 complications may have not yet been identified. Therefore, while the Company continues to believe the Year 2000 issues discussed above will not have a material adverse impact on its business, financial condition or results of operations, it is not possible to determine with certainty whether or to what extent the Company may be affected.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This standard is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their tax related tax effect, to arrive at comprehensive income. The adoption of SFAS 130 resulted in comprehensive income that was the same as net income.

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS No. 14

Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 7 of Notes to Unaudited Consolidated Financial Statements for information regarding industry segments.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to our company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the ability to generate cash to service our debt; (iv) healthcare reform and the emergence of managed care and buying groups; (v) patents and proprietary know-how; (vi) uncertainty of domestic and foreign regulatory clearance and approvals; (vii) dependence on orthopedic professionals, agents and distributors; (viii) our dependence on certain key personnel; (ix) risks related to competition in our markets; (x) risks related to changing technology and new product developments; (xi) the sensitivity of our business to general economic conditions; (xii) uncertainty relating to third party reimbursement; (xiii) risks related to the success of our Year 2000 remediation efforts; and (xiv) the other risks referred to under the caption "Risk Factors" in our Registration Statement on Form S-4 (SEC File No. 333-86835).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations. Primary exposure following consummation of the recapitalization includes changes in interest rates. The Company is exposed to interest rate risk in connection with the term loan which bears interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. The Company will manage its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of October 2, 1999, the Company had $100 million principal amount of fixed rate debt represented by the Notes and $15.4 million of variable rate debt represented by borrowings under the new credit facility (at an interest rate of 8.8125% at such time). Based on the Company's current balance outstanding under the Term Loan, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $0.2 million on an annual basis. Up to $25.0 million of variable rate borrowings is available under the new revolving credit facility. The Company may use derivative financial instruments, where appropriate, to manage its interest rate risks. The Company does not attempt to mitigate this risk through hedging transactions. All of the Company's sales are denominated in U.S. dollars, thus the Company is not subject to any foreign currency exchange risks.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.1 Employment and Separation Agreement dated as of October 25, 1999 between Chuck Bastyr and dj Orthopedics, LLC

27.1 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 19, 1999 on its behalf by the undersigned thereunto duly authorized.

                               DJ ORTHOPEDICS, LLC
                       DJ ORTHOPEDICS CAPITAL CORPORATION
                                 DONJOY, L.L.C.

                                  (Registrant)


Date:  November 19, 1999      BY:  /s/ Leslie H. Cross
     ---------------------       -------------------------------------
                                 Leslie H. Cross
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date:  November 19, 1999      BY:  /s/ Cyril Talbot III
     ---------------------       -------------------------------------
                                 Cyril Talbot III
                                 Chief Financial Officer and Secretary
                                 (Principal Financial Officer)