Form 10-K405
period 1999-12-31
DJ ORTHOPEDICS LLC; DJ ORTHOPEDICS CAPITAL CORP; DONJOY LLC
filed 2000-03-21
CIK 1094052, 1094051, 1094053

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        COMMISSION FILE NUMBER 333-86835
                               DJ ORTHOPEDICS, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                            3842                      52-2165554
(STATE OR OTHER JURISDICTION OF    (PRIMARY STANDARD INDUSTRIAL        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)     CLASSIFICATION CODE NUMBER)    IDENTIFICATION NUMBER)

                       DJ ORTHOPEDICS CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                            3842                     52-2157537
(STATE OR OTHER JURISDICTION OF     (PRIMARY STANDARD INDUSTRIAL      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)      CLASSIFICATION CODE NUMBER)   IDENTIFICATION NUMBER)

                                 DONJOY, L.L.C.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                            3842                      33-0848317
(STATE OR OTHER JURISDICTION OF     (PRIMARY STANDARD INDUSTRIAL       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)      CLASSIFICATION CODE NUMBER)    IDENTIFICATION NUMBER)

                                2985 SCOTT STREET
                             VISTA, CALIFORNIA 92083
                                 (800) 336-5690
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   DJ ORTHOPEDICS, LLC                                    Yes [X]  No [ ]

   DJ ORTHOPEDICS CAPITAL CORPORATION                     Yes [X]  No [ ]

   DONJOY, L.L.C.                                         Yes [X]  No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

================================================================================

                               DJ ORTHOPEDICS, LLC
                       DJ ORTHOPEDICS CAPITAL CORPORATION
                                 DONJOY, L.L.C.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE NO.
                                                                            --------
                                     PART I
Item 1.  Business.........................................................     3
Item 2.  Properties.......................................................    29
Item 3.  Legal Proceedings................................................    30
Item 4.  Submission of Matters to a Vote of Security Holders..............    30

                                     PART II
Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters............................................    30
Item 6.  Selected Financial Data..........................................    31
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations .........................................    33
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......    42
Item 8.  Financial Statements and Supplementary Data......................    43
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures .........................................    60

                                    PART III
Item 10. Directors and Executive Officers of the Registrant...............    61
Item 11. Executive Compensation...........................................    63
Item 12. Security Ownership of Certain Beneficial Owners and Management...    66
Item 13. Certain Relationships and Related Transactions...................    69

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports On
           Form 8-K.......................................................    75

SIGNATURES................................................................    77




EXPLANATORY NOTE

This integrated Form 10-K is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of DonJoy, L.L.C. ("DonJoy"), a Delaware limited liability company, dj Orthopedics, LLC, a Delaware limited liability company ("dj Ortho"), a wholly-owned subsidiary of DonJoy and DJ Orthopedics Capital Corporation ("DJ Capital"), a Delaware corporation, a wholly-owned subsidiary of dj Ortho, (collectively, "the Company"). dj Ortho is a wholly-owned subsidiary of DonJoy and represents substantially all of the revenues and net income of the Company. DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho of $100,000,000 aggregate principal amount at maturity of 12 5/8% Senior Subordinated Notes due 2009. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for DJ Capital has been provided herein because management believes such information would not be meaningful because DJ Capital has no financial or other data to report in response to the requirements of Form 10-K and thus, there is no separate information regarding DJ Capital to report herein.

BACKGROUND

The Company was established in 1982 under the laws of California as DonJoy, Inc. The Company was acquired by Smith & Nephew, Inc. (formerly Smith & Nephew Consolidated, Inc., the "Former Parent") effective September 18, 1987 through a purchase of all the then outstanding shares of the Company's stock. The Former Parent is a wholly-owned subsidiary of Smith & Nephew plc., a United Kingdom company. In November 1996, Smith & Nephew DonJoy, Inc. was merged into the Former Parent and began to operate as a division. Effective December 29, 1998, the Former Parent contributed the Company's net assets and shares of a Mexican subsidiary into DonJoy, L.L.C. a newly formed Delaware limited liability company and became the sole member of the new entity. In June 1999, the Former Parent sold approximately 90% of its member's interest back to the Company in connection with a series of recapitalization transactions (See Note 1 of Notes to Consolidated Financial Statements). The Company's principal executive offices are located at 2985 Scott Street, Vista, California 92083, and its telephone number is (800) 336-5690.

                                     PART I

ITEM 1. BUSINESS

This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for the Company may differ materially from those discussed herein. Additional information concerning factors that could cause or contribute to such differences can be found in Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this annual report. Unless the context requires otherwise, the "Company," "we," "us" and "our" each refers to DonJoy and dj Ortho and its wholly owned subsidiaries, DJ Capital and dj Orthopedics de Mexico, S.A. de C.V.

OVERVIEW

The Company is a world leading designer, manufacturer and marketer of orthopedic recovery products. Based on U.S. sales, the Company believes it is the leading provider of orthopedic recovery products and certain complementary products in the United States. The Company's broad product lines of rigid knee braces, soft goods and specialty and other orthopedic products provide a range of solutions for patients and orthopedic professionals during the various stages of the orthopedic treatment and recovery process. The Company's products are used before, after and as an alternative to surgery, during and after rehabilitation and for the treatment of osteoarthritis. The Company is a market leader in the orthopedic recovery products industry, selling more than 500 individual products in over 50 countries throughout the world. The Company sells its products under the DonJoy and ProCare brand names, each of which the Company believes enjoys one of the highest levels of brand name recognition within the orthopedic recovery products industry. In addition to the typical orthopedic patient, the Company's products are used by professional athletes, NCAA athletic programs and the U.S. Ski Team. The Company believes that its leading market positions, strong brand names, reputation for quality products, broad product lines, established distribution networks in the United States and commitment to research and development provide it with significant opportunities to further grow revenues and earnings. For 1999 and 1998, the Company's net revenues were $114.3 million and $100.8 million, respectively, and the Company's adjusted EBITDA (as defined) was $25.1 million and $22.0 million, respectively.

The Company's product lines include rigid knee braces, soft goods and a portfolio of specialty and other orthopedic products.

- Rigid Knee Braces. The Company's rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion; and osteoarthritic ("OA") braces, which provide relief of knee pain due to osteoarthritis. These technologically-advanced products are generally prescribed to a patient by an orthopedic professional. The Company's rigid knee braces are either customized braces, utilizing basic frames which are then custom-manufactured to fit a patient's particular measurements, or are standard braces which are available "off-the-shelf" in various sizes and can be easily adjusted to fit the patient in the orthopedic professional's office. Substantially all of the Company's rigid knee braces are marketed under the DonJoy brand name. These products represented approximately 43% of the Company's net revenues for the year ended December 31, 1999.

- Soft Goods. The Company's soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for afflictions of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. Approximately 61% of the Company's soft goods products are marketed under the ProCare brand name, with the remainder marketed under the DonJoy brand name. These products represented approximately 35% of the Company's net revenues for the year ended December 31, 1999.

- Specialty and Other Orthopedic Products. The Company's portfolio of specialty and other orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity walkers (boots which are an alternative to lower extremity casting), upper extremity braces (shoulder and arm braces and slings), cold therapy systems (a form of pain management which provides continuous cold therapy to assist in the reduction of pain and swelling) and pain management delivery systems (a range of ambulatory infusion pumps for the delivery of local anesthetic directly into a joint following surgery). Approximately 85% of the Company's specialty and other orthopedic products are marketed under the DonJoy brand name, with the remainder marketed under the ProCare brand name. These products represented approximately 22% of the Company's net revenues for the year ended December 31, 1999.

The Company sells its DonJoy products primarily to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and trainers to meet the specific needs of their patients. The Company sells its ProCare products under private label brand names primarily to third party distributors who generally resell the Company's products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians. The Company's products are used by people who have sustained an injury, have recently completed an orthopedic surgical procedure and/or suffer from an affliction of the joint. In addition, a number of high profile professional and amateur athletes who participate in sports such as football, basketball and skiing, choose to use the Company's products.

COMPETITIVE STRENGTHS

The Company believes that the following competitive strengths provide it with a strong and stable base to enable the Company to further enhance growth and profitability.

Leading Market Positions. The Company is a world leading designer, manufacturer and marketer of orthopedic recovery products and, based on U.S. sales, the Company believes it is the leading provider of orthopedic recovery products and certain complementary products in the United States, with an estimated market share of 20%. Based on U.S. sales, the Company believes it holds the leading U.S. market position for ligament and post-operative braces, with estimated market shares of 28% and 25%, respectively, the number two market position for OA braces, with an estimated market share of 13%, and leading positions in the markets for certain of the Company's other products. The Company has established its leadership positions:

- by delivering innovative products that provide patients with superior quality and value;

- through successful marketing and sales programs which focus on gaining the support of widely recognized orthopedic professionals and maintaining strong relationships with the Company's customers; and

- by delivering quality products with a high standard of customer service, including by shipping the majority of the Company's products within 24 hours of receipt of the customer order, or 72 hours in the case of customized knee braces.

Strong Brand Name Recognition and Reputation for Quality. The Company's products have achieved a high degree of brand name recognition and loyalty from its customers. The Company believes DonJoy is the most recognized brand name of knee braces in the orthopedic recovery products industry. In addition, the Company's ProCare brand name is well recognized by third party distributors of soft goods in the orthopedic recovery products industry. The Company's other trademarks include product names that are well known among orthopedic professionals which the Company believes provide it with a significant competitive advantage. The Company's products are known for their design, quality construction and durability. The Company's braces are used by a number of professional athletes and NCAA athletic programs. The Company is also the official and exclusive supplier of braces and supports to the U.S. Ski Team and the Company believes it is the leading supplier of knee braces to players in the National Football League.

Broad Product Lines. The Company believes that it has one of the broadest product lines in the orthopedic recovery products industry. The Company markets over 500 individual products which provide solutions to patients and orthopedic professionals in addressing the various stages of the orthopedic treatment and recovery process.

- The Company's quality soft goods products are used by patients to address a wide range of orthopedic injuries and afflictions.

- The Company's customized and off-the-shelf rigid knee braces are used as an alternative to surgery, to help bring patients back to pre-injury levels post-surgery or to support the normal functioning of the knee for patients who have returned to pre-injury activity levels.

- The Company's other specialized devices such as cold therapy systems and pain management delivery systems are used by patients who have just undergone orthopedic surgery.

Established U.S. Distribution Networks. The Company has established broad distribution networks within the United States. The Company's DonJoy product lines are marketed by 26 commissioned sales organizations (referred to herein as agents) which employ approximately 185 sales representatives. These sales representatives undergo extensive training by both the Company and the agent and use their technical expertise to market our products to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and trainers. The Company sells its ProCare products primarily to large, national third party distributors, including Owens & Minor Inc., McKesson Corp., General Medical Corp. and Bergen Brunswig Corp., as well as to regional medical surgical dealers and medical products buying groups. The Company believes that its strong distribution networks in the United States provide the Company with an established base from which to introduce new or enhanced products and expand sales of existing product lines.

Successful Record of New Product Development. The Company has developed a reputation as a research and development leader by introducing a steady flow of product enhancements and new products into the market. Since 1995, the Company introduced 10 significant new products, sales of which represented approximately 32% of the Company's net revenues for the year ended December 31, 1999. The Company owns or has licensing rights to more than 50 patents, including the "Four Points of Leverage" system, which is a critical element in the design of the Company's ligament braces. In addition, the Company maintains close relationships with a number of widely recognized orthopedic surgeons and sports medicine specialists who assist in product research, development and marketing. These professionals often become product "champions," speaking about the Company's products at medical seminars, assisting in the training of other professionals in the use and/or fitting of the products and providing us with feedback on the industry's acceptance of the new products.

Experienced and Incentivized Management Team. The Company's management team has extensive experience in the orthopedic recovery products industry. The Company's six senior executives have an average of 10 years of experience with the Company and an average of over 18 years of experience within the orthopedic recovery products industry. As a result of the recapitalization, management owns or has the right to acquire pursuant to options, subject to certain conditions, up to approximately 17% of DonJoy's equity interests on a fully diluted basis.

BUSINESS STRATEGY

The Company's strategic objectives are to strengthen its leadership position in the orthopedic recovery products industry and to increase its revenues and profitability. As a stand alone entity, the Company is able to pursue strategic initiatives which were previously not possible. The Company intends to:

-      broaden its market reach,

-      enhance and grow its core business, and

-      expand its business platform.

The key elements of its business strategy are to:

Increase International Sales. International sales, primarily in Europe and Japan, accounted for approximately 16% of the Company's net revenues for the year ended December 31, 1999, and represent a significant area for potential growth. The Company plans to increase its international sales by reorganizing and expanding its international distribution network and implementing the marketing and distribution strategies which the Company successfully utilizes in the United States and certain international territories. For example, in Germany, the Company's largest international market representing approximately 35% of international revenues in 1999, where the Company markets its products through an independent distributor, the Company believes it has achieved market shares comparable to those it has achieved in the United States through an independent distributor. Historically, approximately 55% of the Company's international sales were made through 30 Smith & Nephew sales organizations, with the remainder made through 14 independent distributors. The Company has replaced 19 Smith & Nephew sales organizations with independent distributors who will focus on building strong relationships with its targeted customers and will be responsible for achieving specified sales targets. In addition, the Company is developing relationships with orthopedic professionals who are well recognized in our targeted countries, some of whom the Company expect will become product "champions," similar to orthopedic professionals in the United States who speak about our products at medical seminars, assist in training other professionals how to use and fit our products and provide us with feedback on the industry's acceptance of our new products. The Company will focus on implementing its strategies in the United Kingdom, France, Italy, Japan and Spain and will continue its focus in Germany, all countries with substantial per capita health care expenditures.

Improve Operating Efficiencies. The Company is actively pursuing opportunities to improve the efficiencies of its vertically integrated manufacturing operations. By upgrading its computer systems to achieve more efficient production, the Company expects to achieve material and labor cost reductions as well as economies of scale across its entire manufacturing operation. The Company also plans to further automate its manufacturing operations through the use of more technologically advanced fabrication equipment and systems. In addition, the Company will continue to move portions of its labor intensive operations to its facilities in Mexico to generate labor cost savings and utilize the resulting additional capacity in its U.S. facility to manufacture its more technologically advanced products. The Company also intends to implement lean manufacturing techniques and further automate its manufacturing operations through the use of more technologically advanced fabrication and equipment systems. The Company will continue to rationalize the raw materials used in the production of its existing products, thereby enabling the Company to leverage its purchasing power. The Company also plans to achieve cost savings by further reducing the number of stock keeping units (SKUs) without impacting service or breadth of the Company's product range.

Introduce New Products and Product Enhancements. The Company intends to maintain its position as a leading innovator of orthopedic recovery products through its commitment to research and development and its close working relationships with orthopedic professionals. Using its materials, process and design expertise in bracing and supports, the Company will continue to enhance its current range of products to address changing customer needs. In addition, the Company intends to add complementary products through its own research and development efforts and arrangements with third parties. For example, the Company has introduced two pain management systems, the IceMan, a cold therapy system which it developed, and, more recently, the PainBuster(TM) Pain Management System, a range of ambulatory infusion pumps which it distributes under a licensing arrangement and which the Company believes provides it with a platform for further opportunities in the surgical market. The Company is also currently developing the

VISTA System, a computerized post-operative brace designed to optimize a patient's rehabilitation in the treatment of knee injuries, which the Company believes is the only such system currently under development.

Pursue Strategic Growth Opportunities. The orthopedic recovery products industry is highly fragmented and provides the Company with a number of potential acquisition, investment and strategic alliance opportunities. The Company intends to pursue strategic growth opportunities that will allow it to leverage its existing distribution networks, brand name recognition and expertise in research and development to increase revenues and cash flow. For example, the Company will seek growth opportunities through acquisitions, investments or strategic alliances that will:

-      expand the Company's core business,

-      enable the Company to offer complementary products, and

-      diversify into the broader orthopedic products industry.

INDUSTRY

The orthopedic recovery products industry, the primary industry in which the Company currently competes, is a segment of the worldwide orthopedic products industry, which had estimated sales in 1998, the last year for which data is available, of $8.5 billion, including estimated U.S. sales of $5.1 billion. The worldwide orthopedic products market includes reconstructive implants, tissue fixation and healing products, orthopedic recovery products, spinal implants, arthroscopy products, and other related products. The orthopedic recovery products industry includes retail and non-retail sales of braces and supports for the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist and other related products. The U.S. orthopedic recovery products industry generated estimated revenues of $630 million in 1998. The Company currently competes in the non-retail segment of the U.S. orthopedic recovery products industry, which generated estimated revenues of $535 million in 1998. The European orthopedic recovery products industry generated estimated revenues of $330 million in 1998. Comparable data for the rest of the world is not readily available. Complementary market segments to the orthopedic recovery products industry within the overall orthopedic products industry include orthopedic pain management systems and devices, a market in which the Company currently competes, and which generated estimated 1998 U.S. revenues of $150 million, and soft tissue fixation products and tissue healing products, which represent attractive markets for the Company and which generated estimated 1998 U.S. revenues of $350 million. Comparable data for 1999 and for Europe and the rest of the world is not readily available.

The orthopedic recovery products industry is highly fragmented and characterized by competition among a few large, diversified orthopedic companies and numerous smaller niche competitors. Revenues in the U.S. orthopedic recovery products industry grew at an estimated compound annual growth rate of 3.5% from 1994 through 1998. This growth has been driven by increased participation in exercise, sports and other physical activity, the aging "baby boomer" population including adults suffering from osteoarthritis, and a growing awareness of the importance of preventive bracing. Comparable data for 1999 and for Europe and the rest of the world is not readily available.

The Company believes data set forth in this annual report regarding the orthopedic products industry and its segments and the Company's market position and market share within that industry or its segments are inherently imprecise, but are generally indicative of their relative size and the Company's market position and market share within that industry or its segments. Estimated revenues for the orthopedic recovery products industry and its segments and the historical growth rates for such industry and its segments were compiled by the Company based on information obtained from Frost & Sullivan, an international marketing consulting firm. The Company's estimates are subject to change based on various factors, including those described under the caption "Factors Affecting Future Performance" in this annual report. The following are descriptions of segments of the U.S. orthopedic recovery products industry. Comparable data for 1999 and for Europe and the rest of the world is not readily available.

Knee Braces and Supports

The retail and non-retail knee brace and support market generated estimated revenues of $272 million in 1998, of which approximately $242 million was generated in the non-retail segment in which the Company competes. The knee brace and support market consists of ligament braces, post-operative braces, osteoarthritic braces, and soft knee supports. Revenues in this segment of the industry grew at an estimated compound annual growth rate of 3.0% from 1994 through 1998. This stable market growth is characterized by increased volume and modestly declining prices. Knee injuries are the most common affliction treated by orthopedic professionals, with approximately 644,000 knee procedures performed in 1998, including ligament repair, tissue repair and total knee replacement procedures.

The Company believes it is the U.S. market leader in ligament braces and post-operative braces with an estimated 28% and 25% market share, respectively, and the number two U.S. provider of OA braces, with an estimated 13% market share. The knee brace and support market is highly fragmented. Many of the participants in this market are primarily suppliers of soft knee supports.

Ankle Braces and Supports

The retail and non-retail ankle brace and support market generated estimated revenues of $157 million in 1998, of which approximately $131 million was generated in the non-retail segment in which the Company competes. The ankle brace and support market consists of lower extremity walkers, rigid ankle stirrups and soft ankle supports sold through an orthopedic prescribing professional and other soft ankle supports sold primarily in the retail segment. Revenues in this segment of the industry grew at an estimated compound annual growth rate of 6.6% from 1994 through 1998. In 1998, over 2,000,000 people sought medical attention for ankle and foot injuries. In the non-retail segment, the Company believes it is the market leader in soft ankle supports with an estimated 17% market share and one of the market leaders of lower extremity walkers with an estimated 10% market share.

Back, Wrist, and Upper Extremity Braces and Supports

The retail and non-retail back, wrist and upper extremity markets collectively generated estimated revenues of $175 million in 1998, of which approximately $147 million was generated in the non-retail segment in which the Company competes. The back, wrist and upper extremity markets consist of orthopedic braces and supports to address afflictions of the back, wrist, shoulder, elbow and neck which are sold in the prescriptive non-retail segment as well as in the retail segment. Aggregate revenues in these segments of the industry grew at an estimated compound annual growth rate of 3.1% from 1994 through 1998. The Company believes certain of the Company's products enjoy leading market positions in these markets.

Complementary Orthopedic Products

Complementary orthopedic products include orthopedic pain management systems and devices, markets in which the Company currently competes, and soft tissue fixation and tissue healing products, which represent attractive markets for the Company. These markets represented revenues of approximately $150 million and approximately $350 million, respectively, in 1998. Pain management systems and devices include infusion pumps that administer local anesthetic into the joint after a patient has undergone surgery. Soft tissue fixation products include devices to reattach soft tissue to the bone and tissue healing products include bone growth stimulation products.

PRODUCTS

The Company offers a broad range of products that provide a range of solutions for patients and orthopedic professionals during various stages of the orthopedic treatment and recovery process. The Company's core products are rigid knee braces and soft goods. In addition, the Company offers a growing number of complementary specialty and other orthopedic products. The Company's product lines provide a range of treatment during the orthopedic recovery process, from soft goods which are generally used after injury, whether or not surgery is contemplated, to rigid knee braces and other specialty products which are generally prescribed for use after surgery and during and after rehabilitation.

The Company markets its products under the DonJoy and ProCare brand names. The Company marketed approximately 96% of its rigid knee braces, 85% of its specialty and other orthopedic products and 39% of its soft goods products under the DonJoy brand name during the year ended December 31, 1999. The Company believes DonJoy is the most recognized brand name of knee braces in the orthopedic recovery products industry. The Company marketed approximately 61% of its soft goods products, 15% of its specialty and other orthopedic products and 4% of its rigid knee braces under the ProCare brand name during the year ended December 31, 1999. The ProCare brand name is well recognized by third party distributors of soft goods in the orthopedic recovery products industry.

Rigid Knee Bracing

The Company designs, manufactures and markets a broad range of rigid knee bracing products, including ligament braces, post-operative braces and OA braces. These technologically-advanced products are generally prescribed to a patient by an orthopedic professional. The Company's rigid knee braces are either customized braces, utilizing basic frames which are then custom-manufactured to fit a patient's particular measurements, or are standard braces which are available "off-the-shelf" in various sizes and can be easily adjusted to fit the patient in the orthopedic professional's office. Rigid knee bracing products represented approximately 43% of the Company's net revenues for the year ended December 31, 1999.

Ligament Braces. Ligament braces provide durable support for moderate to severe knee ligament instabilities to help patients regain range-of-motion capability so they can successfully complete rehabilitation and resume the activities of daily living after knee surgery or injury. They are generally prescribed six to eight weeks after knee surgery, often after use of a more restrictive post-operative brace. The Company's ligament braces can also be used to support the normal functioning of the knee for patients who have returned to pre-injury activity levels. The Company's ligament bracing product line includes premium customized braces generally designed for strenuous athletic activity and off-the-shelf braces generally designed for use in less rigorous activity. All of the Company's ligament braces are designed using the Company's patented "Four Points of Leverage" system.

Post-Operative Braces. Post-operative braces limit a patient's range of motion after knee surgery and protect the repaired ligaments/joints from stress and strain which would otherwise slow or prevent a healthy healing process. The products within this line provide both immobilization and a protected range of motion, depending on the rehabilitation protocol prescribed by the orthopedic surgeon. The Company's post-operative bracing product line includes a range of premium to lower-priced off-the-shelf braces and accessory products.

OA Braces. OA braces are used to treat patients suffering from osteoarthritis, a form of damage to the articular surface of the knee joint. The Company's line of customized and off-the-shelf OA braces is designed to shift the resultant load going through the knee, providing additional stability and reducing pain, and in some cases may serve as a cost-efficient alternative to total knee replacement.

The following table sets forth information on the Company's primary products within the three rigid knee bracing product lines, all of which are sold under the DonJoy brand name and a new product category for the VISTA technology:

--------------------------------------------------------------------------------------------------------
PRODUCT                   TYPE OF BRACE            YEAR INTRODUCED         FUNCTION/DESCRIPTION
--------------------------------------------------------------------------------------------------------
Defiance Custom Knee      Ligament/Osteoarthritic  1992                    The Company's hallmark premium
Brace                                                                      brace.  Custom-built,
                                                                           lightweight, strong and
Enhanced Defiance Custom  Ligament                 1998                    durable. Designed for strenuous
Knee Brace                                                                 athletic activity.


4TITUDE Brace             Ligament                 1999                    The Company's newest
                                                                           off-the-shelf brace. Introduced
                                                                           in June 1999.

Legend Brace              Ligament                 1995                    Sturdy, low-profile,
                                                                           off-the-shelf brace. Designed
                                                                           for athletic use.
--------------------------------------------------------------------------------------------------------
TROM Post-Operative       Post-operative           1998                    Allows for both immobilization
Brace                                                                      and protected range of motion
                                                                           after surgery.  Utilizes the
                                                                           Company's easy-to-use patented
                                                                           hinge assembly.

TROM Rehabilitation       Post-operative           1998                    Designed to provide protection
Brace                                                                      for the recovering knee up to 8
                                                                           months within a program of
                                                                           aggressive long-term
                                                                           rehabilitation.  Utilizes the
                                                                           Company's easy to use patented
                                                                           hinge assembly.

IROM Brace                Post-operative           1992                    Used for ligament instabilities.
                                                                           Allows for both immobilization
                                                                           and protected range of motion.
--------------------------------------------------------------------------------------------------------
Monarch Custom OA Brace   Osteoarthritic           1994                    Custom-built or off-the-shelf,
                                                                           flexible premium braces
Patient Ready Monarch     Osteoarthritic           1996                    recommended for relief of
OA Brace                                                                   osteoarthritic pain and ease of
                                                                           use. Can be easily adjusted by
                                                                           the patient.

OAdjuster Brace           Osteoarthritic           2000                    The OAdjuster off-the-shelf
                                                                           brace was introduced at the
                                                                           AAOS conference in March 2000.

OPAL OA Knee Brace        Osteoarthritic           1998                    Off-the-shelf, comfortable,
                                                                           light-weight, low-profile,
                                                                           slip-on sleeve-style Drytex
                                                                           brace.  Specifically designed
                                                                           for women.
--------------------------------------------------------------------------------------------------------
VISTA Technology          Rehabilitation System    2000 (anticipated)      The VISTA System includes a
                                                                           post-op brace, hand-held
                                                                           patient device and Clinician
                                                                           computer software to reduce the
                                                                           overall cost to rehab an ACL
                                                                           reconstruction.  The rehab
                                                                           system has individualized
                                                                           protocols and records the
                                                                           patients' progress and
                                                                           compliance.
--------------------------------------------------------------------------------------------------------

Soft Goods

The Company's soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for afflictions of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. The Company currently offers products ranging from simple neoprene knee sleeves to complex products that incorporate advanced materials and features such as air-inflated cushions and metal alloy hinge components. The Company's soft goods products include the RocketSoc, an ankle support designed for chronic sprains, the Playmaker, a neoprene knee brace for mild to moderate ligament instabilities, and the Air DonJoy, a line of knee sleeves with air inflatable cushions designed to treat and ease pain from knee malalignment. Soft goods products represented approximately 35% of the Company's net revenues for the year ended December 31, 1999.

Specialty and Other Orthopedic Products

The Company has a portfolio of specialty and other orthopedic recovery products designed to facilitate orthopedic rehabilitation, including lower extremity walkers, upper extremity braces, cold therapy systems, pain management delivery systems and other related products and accessories. These products represented approximately 22% of the Company's net revenues for the year ended December 31, 1999.

Lower Extremity Walkers. These products are boots which fit on a patient's foot and provide comfort and stability for ankle and foot injuries. Because they can be removed for showering or therapy, the Company's walkers are used as an alternative to traditional casts. Sales of walkers represented approximately 37% of the net revenues from specialty and other orthopedic products in 1999.

Upper Extremity Braces. The Company offers a line of shoulder and arm braces and slings, including the Quadrant Shoulder Brace and the UltraSling. The Quadrant Shoulder Brace is technologically advanced and designed for immobilization after shoulder surgery and allows for controlled motion. The UltraSling is a durable oversized sling which offers lower-priced immobilization and support for mild shoulder sprains and strains.

Cold Therapy Systems. The Company manufactures, markets and sells the IceMan, a cold therapy product which was introduced in 1996, as well as other cold therapy products such as ice packs and wraps. The IceMan is a portable device used after surgery or injury to reduce swelling, minimize the need for post-operative pain medications and accelerate the rehabilitation process. The product consists of a durable quiet pump and control system which is used to circulate cold water from a reservoir to a pad which is designed to fit the afflicted area, such as the ankle, knee or shoulder. The IceMan uses a patented circulation system to provide constant fluid flow rates, thereby minimizing temperature fluctuations which can reduce device effectiveness and create the potential for tissue or nerve damage.

Pain Management Delivery Systems. The Company entered into an arrangement in 1998 with I-Flow Corporation ("I-Flow") for the exclusive North American distribution rights for the PainBuster(TM) Pain Management System manufactured by I-Flow for use after surgical procedures. These pain management and relief systems provide a continuous infusion of local anesthetic dispensed by the physician directly into the wound site following surgical procedures. The portable PainBuster(TM) Pain Management Systems consist of a range of introducer needles, catheters for easy insertion and connection during surgery and pumps for continuous infusion for up to 120 hours. The PainBuster(TM) Pain Management Systems are intended to provide direct pain relief, reduce hospital stays and allow earlier and greater ambulation. The Company believes that the PainBuster(TM) Pain Management System provides it with a platform for further opportunities in the surgical market.

The Company has reached agreement with I-Flow on certain interpretive questions within the agreement which had arisen as a result of the distribution of the product in North America by another company and the regulatory registration for the distribution rights granted by I-Flow Corporation to the Company under the agreement. The Company continues to make the Painbuster(TM) Pain Management Systems available for sale under the amended agreement.

RESEARCH AND DEVELOPMENT

The Company's research and development program is aimed at developing and enhancing products, processes and technologies to maintain the Company's position as an innovator in the orthopedic recovery products industry. The Company's research and development expenditures were $2.1 million, $2.2 million and $2.1 million during the years ended December 31, 1999, 1998 and 1997, respectively.

The Company's research and development activities are conducted in its Vista facility by a group of 14 product engineers and designers who have an average of over 10 years experience in developing and designing products using advanced technologies, processes and materials. The research and development team uses a variety of computational tools and computer aided design (CAD) systems during the development process, which allow a design to be directly produced on computer-based fabrication equipment, reducing both production time and costs.

The Company's current research and development activities are focused on using new materials, innovative designs and state of the art manufacturing processes to develop new products and to enhance the Company's existing products. The Company is also pursuing strategic initiatives to identify areas for technological innovation and to develop products that improve rehabilitation by utilizing advanced technologies. For example, the Company is currently developing the VISTA system, a rehabilitation management system that incorporates an instrumented post-op brace, patient hand-held device and PC software. The VISTA system is designed to lower the cost and enhance the delivery of rehabilitation for knee injuries. The Company believes the VISTA system is the only such system currently under development.

The Company has developed and maintains close relationships with a number of widely recognized orthopedic surgeons and sports medicine specialists who assist in product research, development and marketing. These professionals often become product "champions", speaking about the Company's products at medical seminars, assisting in the training of other professionals in the use and/or fitting of the products and providing the Company with feedback on the industry's acceptance of the new products. Some of these surgeons and specialists who participate in the design of products and/or provide consulting services have contractual relationships with the Company under which they receive royalty payments or consultant fees in connection with the development of particular products with which they have been involved. See "--Government Regulation."

The Company maintains the Clinical Education Research Facility (CERF) Laboratory in its Vista facility which is used by orthopedic surgeons to practice surgical techniques. These surgeons often provide the Company with feedback which assists the Company in the development and enhancement of products. In addition, the Company utilizes its biomechanical laboratory in its Vista facility to test the effectiveness of the Company's products. U.S. based and international surgeons/researchers collaborate with the research staff to perform biomechanical testing. The tests are designed to demonstrate functionality of new products and effectiveness of new surgical procedures. State of the art mechanical models are used to simulate behavior of normal, injured and osteoarthritic knees and look at the performance of new product designs as well as competitive products. The Company believes it is the only orthopedic recovery products manufacturer which has both surgical techniques and biomechanical laboratories, the combination of which allows professionals to practice procedures and then to measure the effectiveness of those procedures. In addition, the Company provides external clinical and academic research grants to leading health care professionals and institutions. The focus of these projects is to evaluate treatments on specific patient populations, for example, after knee surgery or subjects with knee osteoarthritis. Recent projects include measurement of ACL strain with and without brace use, patient outcome after ACL surgery with and without brace use, strength of ACL fixation devices, and cold therapy effectiveness.

SALES, MARKETING AND DISTRIBUTION

The Company distributes its products in the U.S. and international markets primarily through networks of agents and distributors who market and sell to orthopedic surgeons, orthotic and prosthetic centers, third party distributors, hospitals, surgery centers, physical therapists and trainers within the orthopedic community. The Company's products are used by people who have sustained an injury, have recently completed an orthopedic surgical procedure and/or suffer from an affliction of the joint. In addition, a number of high profile professional and amateur athletes who participate in sports such as football, basketball and skiing, choose to use the Company's products. The Company is the official and exclusive supplier of braces and supports to the U.S. Ski Team. In addition, the Company believes it is the leading supplier of knee braces to players in the National Football League, among whom use of knee braces has more than tripled over the last two years according to a recent survey of NFL team physicians. No individual customer, supplier or distributor accounted for more than 10% of the Company's net revenues for the year ended December 31, 1999.

The Company is committed to providing its customers with a superior standard of customer service. The Company's 26 customer service representatives strive for prompt product processing and delivery by coordinating between the customer and the Company's sales, operations and shipping departments. The Company ships the majority of its products within 24 hours of receipt of the customer order, or 72 hours in the case of customized braces. In addition, customer service representatives provide follow-up and technical support.

UNITED STATES

The Company markets products in the United States under the DonJoy and ProCare brands through two distinct sales and distribution channels as well as under national contracts and through the OfficeCare program, described below. Sales in the United States accounted for approximately 84% of the Company's net revenues for the year ended December 31, 1999.

DonJoy. DonJoy products are marketed by 26 commissioned sales organizations (referred to herein as agents) which employ approximately 185 sales representatives. These sales representatives market to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and trainers. Because the DonJoy product line generally requires customer education on the application and use of the product, the sales representatives are technical specialists who receive extensive training from both the Company and the agent and use their technical expertise to help fit the patient with the Company's product and assist the orthopedic professional in choosing the appropriate product to meet the patient's needs. After a product order is received by a sales representative, the Company ships and bills the product directly to the orthopedic professional and the Company pays a sales commission to the agent.

The Company enjoys long-standing relationships with most of its 26 agents and the 185 sales representatives, many of whom have marketed DonJoy products for over 10 years. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of the Company's products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with the Company. The agents receive a commission which varies based on the type of product being sold. If an agent fails to achieve specified sales quotas during any quarter, the Company may terminate the agent, which the Company has done in the past.

ProCare. ProCare products are sold in non-exclusive territories under private label brand names to third party distributors. These distributors include large, national third party distributors such as Owens & Minor Inc., McKesson Corp., General Medical Corp., Allegiance Corp., PSS World Medical Inc. and Bergen Brunswig Corp.; regional medical surgical dealers; and medical products buying groups which consist of a number of dealers who make purchases through the buying group. These distributors generally resell the ProCare products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patient. Unlike DonJoy products, ProCare products generally do not require significant customer education for their use.

National Contracts. In response to the emergence of managed care and the formation of buying groups, national purchasing contracts and various bidding procedures imposed by hospitals and buying groups, the Company has entered into national contracts for DonJoy and ProCare products with large health care providers and buying groups, such as Kaiser Permanente, HealthSouth Corp., NovaCare Inc., Premier Purchasing Partners, L.P., AmeriNet Inc., US Government/Military hospitals, VHA Inc. and Columbia Healthcare. Under these contracts, the Company provides discounted pricing to the buying group and is generally designated as one of several preferred purchasing sources for the members of the buying group for specified products, although the members are not obligated to purchase the Company's products. The Company expects that in the future it will enter into additional national contracts with other health care providers and buying groups. See "Factors Affecting Future Performance -- Responses by Health Care Providers to Price Pressures; Formation of Buying Groups" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview -- Third Party Reimbursement; Health Care Reform; Managed Care."

OfficeCare. The Company provides an inventory management and insurance billing system to orthopedic physicians in the U.S. through its OfficeCare program, which was initiated in 1996. The Company supplies the physician with a working inventory of orthopedic products for immediate disbursement to the physician's patients. The Company then directly seeks reimbursement from the patient's insurance company or other third party payer or from the patient where self-pay is applicable.

INTERNATIONAL

The Company markets products in 44 countries, primarily in Europe and Japan, under the DonJoy and ProCare brand names. International sales accounted for approximately 16% and 18% of the Company's net revenues for the years ended December 31, 1999 and 1998, respectively. Sales in Germany, the Company's largest foreign market, accounted for approximately 35% of the Company's 1999 international net revenues, and sales in Canada accounted for approximately 10% of the Company's 1999 international net revenues, with no other country accounting for more than approximately 10% of the Company's 1999 international net revenues. Total sales in Europe accounted for approximately 72% of the Company's 1999 international net revenues, while sales in Germany, the United Kingdom, France, Spain and Italy accounted for approximately 51% of the Company's 1999 international net revenues. Sales in Japan accounted for approximately 9% of the Company's 1999 international net revenues. The Company expects its international net revenues to increase as a percentage of its total net revenues in the future.

Historically, the Company has sold and distributed its products in foreign markets through 30 Smith & Nephew sales organizations and 14 independent distributors. The Company plans to increase its international sales by continuing the reorganization and expansion of its international distribution network started in 1999 and implementing the marketing and distribution strategies which the Company successfully utilizes in the United States and certain international territories. For example, in Germany, where the Company markets its products through an independent distributor, the Company believes it has achieved market shares comparable to those it has achieved in the United States. Historically, approximately 55% of the Company's international sales have been made through Smith & Nephew sales organizations. The Company has replaced 19 Smith & Nephew sales organizations with independent distributors who will focus on building strong relationships with its targeted customers and will be responsible for achieving specified sales targets. In addition, the Company is developing relationships with orthopedic professionals who are well recognized in targeted countries and who are expected to become product "champions", similar to orthopedic professionals in the United States. The Company will focus on implementing its strategies in the United Kingdom, France, Italy, Japan and Spain and will continue its focus in Germany, all countries with substantial per capita health care expenditures. See "Factors Affecting Future Performance - Transition to New Independent Distributors in International Markets," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Sales," "-- Business Strategy."

MANUFACTURING

The Company manufactures substantially all of its products at its three facilities in the United States and Mexico. See "Item 2. Properties." The Company operates a vertically integrated manufacturing operation at its Vista, California facility and is capable of producing a majority of its subassemblies and components in-house. These include metal stamped parts, injection molding components and fabric-strapping materials. The Company also has extensive in-house tool and die fabrication capabilities which provide savings in the development of typically expensive tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified. Utilizing a variety of computational tools and computer aided design (CAD) systems during the development process, the Company can produce a design directly on computer-based fabrication equipment, reducing both production time and costs.

The Company has achieved ISO 9001 certification, EN46001 certification and Certification to the European Medical Device Directive at its Vista facility. These certifications are internationally recognized quality standards for manufacturing and assist the Company in marketing its products in certain foreign markets.

Utilizing the latest production technologies and lean manufacturing practices at its Vista facility, the Company is able to reduce the labor content of many of its products. For labor intensive operations, primarily sewing, the Company utilizes its two facilities in Mexico for subassembly and finished product manufacturing. The Company will continue to move its more labor intensive operations to its facilities in Mexico to generate labor cost savings and utilize the resulting additional capacity at its Vista facility to manufacture its more technologically advanced products.

The Company's manufacturing operations use new and innovative technologies and materials including thermoplastics, various composites and polypropylene glass, as well as a variety of light weight metals and alloys. The Company also uses Velcro(TM) and neoprene, as well as Drytex, a wrap-knit nylon and polyester composite, in the manufacture of its products. Most of the raw materials used by the Company in the manufacture of its products are available from more than one source and are generally readily available on the open market.

The Company outsources some of its finished products from manufacturers in China. In addition, the Company distributes the PainBuster(TM) Pain Management Systems which are manufactured by I-Flow as well as certain other products which are manufactured by third parties.

COMPETITION

The orthopedic recovery products industry is highly competitive and fragmented. The Company's competitors include a few large, diversified orthopedic companies and numerous smaller niche companies. Some of the Company's competitors are part of corporate groups that have significantly greater financial, marketing and other resources than the Company. The Company's primary competitors in the rigid knee brace market include DePuy OrthoTech (a division of Johnson & Johnson), Innovation Sports Incorporated, Townsend Industries Inc., Bledsoe Brace Systems (a division of Medical Technology, Inc.), Generation II USA, Inc. and Breg, Inc. The Company competes in the non-retail sector of the soft goods products market and its competitors include DeRoyal Industries, Zimmer, Inc. (a division of Bristol-Meyers Squibb Company), Technol Orthopedic Products (a division of Kimberly Clark Corp.) and DePuy OrthoTech (a division of Johnson & Johnson). The Company competes with a variety of manufacturers of specialty and other orthopedic products, depending on the type of product. In addition, in certain foreign countries, the Company competes with one or more local competitors.

Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price. Competition in the soft goods market is less dependent on innovation and technology and is primarily based on product range, service and price. Competitors have initiated stock and bill programs similar to our OfficeCare program to provide value to their customers. Electro-Biology, Inc. ("EBI") Medical Systems is the market leader with this type of program. Competition in specialty and other orthopedic products is based on a variety of factors, depending on the type of product.

The Company believes that its extensive product lines, advanced product design, strong U.S. distribution networks, reputation with leading orthopedic surgeons and sports medicine specialists and customer service performance provide it with a competitive advantage over its competitors. In particular, the Company believes that its broad product lines provide it with a competitive advantage over the smaller niche companies which generally have innovative technology in a focused product category, while its established distribution networks and relationship-based selling efforts provide it with a competitive advantage over larger manufacturers.

INTELLECTUAL PROPERTY

The Company's most significant intellectual property rights are its patents, trademarks, including the Company's DonJoy and ProCare brand names, and proprietary know-how.

The Company owns or has licensing rights to over 50 patents and has several pending patent applications. The Company anticipates that it will apply for additional patents in the future as it develops new products and product enhancements. The Company's most significant patent involves the bracing technology and design which it has patented as the "Four Points of Leverage" system. Many of the Company's ligament bracing products have been designed using the "Four Points of Leverage" system which effectively produces pressure to the upper portion of the tibia, which, in turn, reduces strain on the damaged, reconstructed or torn ligament. Because this system is patented, the Company's competitors are prohibited from designing products which apply pressure to the tibia using the Company's technique. The Company's patent covering the "Four Points of Leverage" system expires in January 2005. The Company is currently developing an alternate to this system. The Company's other significant patents include the Custom Contour Measuring Instrument, which serves as an integral part of the measurement process for patients ordering the Company's customized ligament and OA braces. In addition, the Company owns patents covering a series of hinges for its post-operative braces, as well as pneumatic pad design and production technologies (which utilize air inflatable cushions that allow the patient to vary the location and degree of support) used in braces such as the Defiance and the Patient Ready Monarch. The Company also has patents relating to its OA braces and specific mechanisms in a number of the Company's products. In addition to these patents, the Company relies on non-patented know-how, trade secrets, process and other proprietary information, which the Company protects through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to the Company's proprietary information. See "Factors Affecting Future Performance -- Patents and Proprietary Know-How."

The Company owns or has the licensing rights to a number of trademarks. In addition to the DonJoy(R) and ProCare(R) brand names, the Company's most significant trademarks are Defiance(R), GoldPoint(R), Monarch(R), RocketSoc(R), IceMan(R), Air DonJoy(R), Quadrant(R), Legend(TM), TROM(TM), Playmaker(TM), PainBuster(TM) Pain Management System, OPAL(TM). dj Ortho(TM), Never Stop Getting Better(TM), 4TITUDE(TM), OAdjuster(TM) and dj Orthopedics(TM) are registered worldwide.

In August 1998, Smith & Nephew entered into a five-year exclusive arrangement with IZEX Technologies to license know-how and technology for the design, manufacture and distribution of the VISTA System, a computerized post-operative brace designed to optimize a patient's rehabilitation in the treatment of knee injuries, which the Company believes is the only such system currently under development. In connection with the recapitalization, Smith & Nephew assigned this license to the Company.

The Company believes that its patents, trademarks and other proprietary rights are important to the development and conduct of its business and the marketing of its products. As a result, the Company aggressively protects its intellectual property rights.

EMPLOYEES

As of December 31, 1999 the Company had 802 employees. The Company's workforce is not unionized. The Company has not experienced any strikes or work stoppages, and management generally considers its relationships with its employees to be satisfactory.

GOVERNMENT REGULATION

Medical Device Regulation

United States. The Company's products and operations are subject to extensive and rigorous regulation by the Federal Food and Drug Administration ("FDA"). The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.

Under the Federal Food, Drug, and Cosmetic Act (the "Act"), medical devices are classified into one of three classes -- Class I, Class II or Class III -- depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. The Company's current products are all Class I or Class II medical devices. All of the Company's currently marketed products hold the relevant exemption or premarket clearance required under the Act.

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of guidelines, which include compliance with the applicable portions of the FDA's Quality System Regulation ("QSR"), facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (the "General Controls"). Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are those which are subject to the General Controls and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification procedure. For most Class II devices, the manufacturer must submit to the FDA a premarket notification submission, demonstrating that the device is "substantially equivalent" to either:

        (1) a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

        (2) to another commercially available, similar device which was subsequently cleared through the 510(k) process.


If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device. By regulation, the FDA is required to clear a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer; however, the Company's products have generally been cleared within the 90-day time period. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not "substantially equivalent", the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements.

A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness.

Approval of a premarket approval application ("PMA") from the FDA is required before marketing of a Class III product can proceed. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA application, once the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time, up to several years. In approving a PMA application or clearing a 510(k) application, the FDA may also require some form of post-market surveillance, whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

When FDA approval of a Class I, Class II or Class III device requires human clinical trials, if the device presents a "significant risk" (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption ("IDE") application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a "non-significant" risk, IDE submission is not required. Instead, only approval from the Institutional Review Board conducting the clinical trial is required. Human clinical studies are generally required in connection with approval of Class III devices and to a much lesser extent for Class I and II devices. None of the Company's current products have required human clinical trials for approval.

In addition, the Company's manufacturing processes are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of the Company's products. The QSR also, among other things, requires maintenance of a device master record, device history record, and complaint files. The Company's domestic facility, records, and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The Company's Mexican facilities, which export products to the United States, may also be inspected by the FDA. The Company's U.S. facility was recently inspected by the FDA and was found to be in compliance with the applicable QSR regulations. Based on the Company's own internal audits of its Mexican facilities, the Company believes that its Mexican facilities are in substantial compliance with the applicable QSR regulations.'

Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA's refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution. There are currently no adverse regulatory compliance issues or actions pending with the FDA at any of the Company's facilities or relating to the Company's products and none of the recent FDA audits of its Vista, California facility has resulted in any enforcement actions by the FDA.

There are no restrictions under U.S. law on the export from the United States of any medical device that can be legally distributed in the United States. In addition, there are only limited restrictions under U.S. law on the export from the United States of medical devices that cannot be legally distributed in the United States. If a Class I or Class II device does not have 510(k) clearance, but is eligible for approval under the 510(k) process, then the device can be exported to a foreign country for commercial marketing without the submission of any type of export request or prior FDA approval, if it satisfies certain limited criteria relating primarily to specifications of the foreign purchaser and compliance with the laws of the country to which it is being exported. Class III devices which do not have PMA approval may be exported to any foreign country, if the product complies with the laws of that country and, with respect to the following countries, has valid marketing authorization under the laws of such country: Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, the European Union, a country in the European Economic Area or such other countries as may be approved by the FDA. The unapproved device must also satisfy the criteria required to be satisfied by Class I and Class II devices as well as additional criteria applicable to the devices. All of the Company's products which are exported to foreign countries currently comply with the restrictions described in this paragraph.

Certificates for export (certifying the status of a product under the Act) are not required by the FDA for export. However, they are often required by the foreign country importing the product.

International. In many of the foreign countries in which the Company markets its products, it is subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's devices and products in such countries are similar to those of the FDA, including those in Germany, the Company's largest foreign market. In many countries, the national health or social security organizations require the Company's products to be qualified before they can be marketed with the benefit of reimbursement eligibility. To date, the Company has not experienced difficulty in complying with these regulations. Due to the movement towards harmonization of standards in the European Union, the Company expects a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union wide single regulatory system. The timing of this harmonization and its effect on the Company cannot currently be predicted.

The Company is implementing policies and procedures intended to position itself for the expected international harmonization of regulatory requirements. The International Standards Organization ("ISO") 9000 series of standards have been developed as an internationally recognized set of guidelines that are aimed at ensuring the design and manufacture of quality products. ISO 9001 is the highest level of ISO certification, covering both the quality system for manufacturing as well as that for product design control; ISO 9002 covers the quality system for manufacturing operations that do not include product design. The Company's Vista facility has received ISO 9001 certification. See "-- Manufacturing." A company that passes an ISO audit and obtains ISO registration becomes internationally recognized as functioning under a competent quality system. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 series certification, which, in certain respects, is analogous to compliance with the FDA's QSR requirements. The European Economic Community has promulgated rules which require that medical products receive a CE mark. All of the Company's products currently distributed in Europe have received the Conformite Europeenne ("CE") mark. A CE mark is an international symbol indicating that the device meets common European standards of performance and safety.

Fraud and Abuse

The Company is subject to various federal and state laws pertaining to health care fraud and abuse, including antikickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, VA health programs and TRICARE. The Company has never been challenged by a governmental authority under any of these laws and believes that its operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, there can be no assurance that the Company would not be required to alter one or more of its practices to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on the Company's financial condition and results of operations.

Antikickback Laws. The Company's operations are subject to federal and state antikickback laws. Certain provisions of the Social Security Act that commonly are known collectively as the "Medicare Fraud and Abuse Statute," prohibit entities, such as the Company, from offering, paying, soliciting or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Violation of the Medicare Fraud and Abuse Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties of up to $50,000 per act plus three times the renumeration offered and exclude violators from participation in Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals to Medicaid and other third party payor patients.

Physician Self-Referral Laws. The Company is also subject to federal and state physician self-referral laws. Federal physician self-referral legislation (known as the "Stark" law) prohibits, subject to certain exceptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The Stark law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. The penalties for violations include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." Various state laws also contain similar provisions and penalties.

False Claims Laws. Under separate statutes, submission of claims for payment that are "not provided as claimed" may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the Federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines or be excluded from the Medicare and for Medicaid programs as a result of an investigation arising out of such action.

The Company provides compensation to physicians pursuant to certain consulting and licensing agreements and through its OfficeCare program. The consulting agreements generally provide for the payment of a flat fee in return for a fixed number of hours or days of consulting services and the licensing agreements generally provide for the payment of a fixed percentage of sales of products developed by the physician. In the OfficeCare program, the Company pays participating physicians a rental fee for office space used for inventory storage and, in some cases, a pro rata portion of the salary of a member of the physician's staff who assists in fitting products and/or handling paperwork.

The payment of compensation to physicians who refer patients to the Company can implicate the Medicare Fraud and Abuse Statute and the Stark law. In particular, the rental of space in physicians' offices by persons or entities to which the physicians may refer has been the subject of a recent Special Fraud Alert issued by the Office of Inspector General of the Department of Health and Human Services (OIG). Under the Fraud Alert, the OIG indicates that it may scrutinize stock and bill programs involving excessive rental payments for possible violation of the Medicare Fraud and Abuse Statute, but notes that legitimate arrangements, including fair market value rental agreements that meet the requirements of applicable safe harbors, will be immune from prosecution under the Statute. Accordingly, the OIG strongly recommends that stock and bill programs be structured so as to comply with such safe harbors. The Company believes that its relationships with physicians described above fall within recognized safe harbors and exceptions in both statutes. In addition to structuring relationships with referring physicians in order to comply with the relevant statutes, the Company also monitors these relationships on an ongoing basis in an attempt to ensure continued compliance.

Environmental and Other Matters

The Company's facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries, including those relating to discharges of substances to the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. The Company believes it is currently in compliance with such requirements and does not currently anticipate any material adverse effect on its business or financial condition as a result of its efforts to comply with such requirements.

In the future, federal, state, local or foreign governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could effect the Company's operations. Also, in the future, contamination may be found to exist at the Company's current or former facilities or off-site locations where the Company has sent wastes. The Company could be held liable for such newly-discovered contamination which could have a material adverse effect on the Company's business or financial condition. In addition, changes in environmental and worker health and safety requirements or liabilities from newly-discovered contamination could have a material effect on the Company's business or financial condition.

Governmental Audits

The Company's operations are subject to periodic survey by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. From time to time in the ordinary course of business, the Company, like other health care companies, receives survey audits or reviews from governmental entities, which may cite certain deficiencies based on the Company's alleged failure to comply with applicable supplier standards and other requirements. The Company reviews such audits or reports and attempts to take appropriate corrective action. The failure to effect such action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect the Company's business, results of operations or financial condition and could prevent the programs involved from offering products and services to patients.

Other Federal and State Regulations

There may be other federal, state and local laws, rules and regulations that affect the Company's business. In addition, new laws, rules and regulations may be adopted to regulate new and existing products, services and industries. There can be no assurances that either the states or the federal government will not impose additional regulations upon the activities of the Company that might adversely affect its business, results of operations and financial condition.

                      FACTORS AFFECTING FUTURE PERFORMANCE


SUBSTANTIAL LEVERAGE - OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS AND TO FULFILL OUR OBLIGATIONS UNDER THE 12 5/8% SENIOR SUBORDINATED NOTES ISSUED IN CONNECTION WITH THE RECAPITALIZATION TRANSACTION, OR THE NOTES.

As a result of the recapitalization transactions, we are highly leveraged, which means we have a large amount of indebtedness in relation to our members' deficit. The following chart shows certain important credit statistics:


                                                                   December 31, 1999
                                                                   -----------------
                                                                     (in thousands)
                 Long-term debt                                        $113,305
                 Redeemable preferred units                            $  32,539
                 Members' deficit                                      $(70,429)


                                                           Year Ended             Year Ended
                                                        December 31, 1999      December 31, 1998
                                                        -----------------      -----------------
  Ratio of earnings to fixed charges.................       2.06x (a)               8.84x(b)


(a) Calculation is based on dj Ortho's financial statements subsequent to the recapitalization on June 30, 1999.

(b) Calculation does not take into account any of the debt acquired as part of the recapitalization on June 30, 1999.

We may also incur additional indebtedness from time to time to finance acquisitions, investments or strategic alliances or capital expenditures or for other purposes subject to the restrictions contained in the new credit facility and the indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

Our high degree of leverage could have important consequences to us, including the following:

- Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms.

- We will need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future.

- Payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities.

- Debt under the new credit facility is secured and matures prior to the notes.

- A substantial decrease in our net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations.

- We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage.

- Our debt level may make us more vulnerable than our competitors to a downturn in our business or the economy generally.

- Our debt level reduces our flexibility in responding to changing business and economic conditions.

- Some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates.

- There would be a material adverse effect on our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

ABILITY TO SERVICE DEBT - TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

Our ability to pay principal and interest on the notes and to satisfy our other obligations will depend upon, among other things:

- Our future financial and operating performance, which performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors, certain of which are beyond our control;

- The future availability of borrowings under the new revolving credit facility or any successor facility, the availability of which is or may depend on, among other things, our complying with certain covenants.

Based on our current and expected levels of operations, we expect that our operating cash flow and borrowings under the new revolving credit facility should be sufficient for us to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. However, our operating results and borrowings under the new revolving credit facility may not be sufficient to service our indebtedness, including the notes. In addition, we may incur additional indebtedness in order to make acquisitions, investments or strategic alliances. If we cannot service our indebtedness, we will be forced to take actions such as reducing or delaying acquisitions, investments, strategic alliances and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (which could include the notes), or seeking additional equity capital or bankruptcy protection. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all. In addition, the terms of existing or future debt agreements, including the new credit facility and the indenture, may restrict us from adopting any of these alternatives.

SUBORDINATION OF THE NOTES AND THE GUARANTEE; STRUCTURAL SUBORDINATION OF THE NOTES - THE NOTES AND THE GUARANTEE BY DONJOY ARE, AND GUARANTEES BY ANY OF OUR FUTURE SUBSIDIARIES WILL BE, EFFECTIVELY SUBORDINATED TO ALL SENIOR DEBT OF OUR SUBSIDIARIES.

The notes are subordinated in right of payment to the prior payment in full of all our existing and future senior indebtedness and the guarantee of the notes by DonJoy and any future subsidiaries providing a guarantee of the notes will be subordinated in right of payment to all senior indebtedness of the applicable guarantor. The indenture requires each of our domestic subsidiaries that is formed or acquired in the future to guarantee the notes, unless we designate such subsidiary as an Unrestricted Subsidiary (as defined). As of December 31, 1999, we have approximately $15.3 million of senior indebtedness outstanding (excluding unused commitments under the new revolving credit facility), all of which is secured, and DonJoy has no senior indebtedness outstanding (other than its guarantee of our borrowings under the new credit facility). In addition, the indenture permits us and our Restricted Subsidiaries (as defined in the indenture) to incur additional senior indebtedness, including indebtedness under the new credit facility.

We or the applicable guarantor may not pay principal, premium (if any), interest or other amounts on account of the notes or the guarantee by DonJoy or any subsidiary in the event of a payment default on, or another default that has resulted in the acceleration of, certain senior indebtedness (including debt under the new credit facility) unless such indebtedness has been paid in full or the default has been cured or waived. In the event of certain other defaults with respect to certain senior indebtedness, we or the applicable guarantor may not be permitted to pay any amount on account of the notes or the guarantee by DonJoy or any subsidiary for a designated period of time. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us or a guarantor, our assets or a guarantor's assets, as the case may be, will be available to pay obligations on the notes or the guarantor's guarantee, as applicable, only after our senior indebtedness or the senior indebtedness of that guarantor has been paid in full, and there can be no assurance that there will be sufficient assets remaining to pay amounts due on all or any of the notes or any guarantee of the notes.

Our right to receive assets of any subsidiary which is not a guarantor upon the liquidation or reorganization of that subsidiary (and thus the rights of the holders of notes to realize any value with respect to those assets) will be subject to the prior claims of creditors of that subsidiary (including trade creditors). Accordingly, since our Mexican subsidiary is not a guarantor of the notes, the notes are effectively subordinated to all liabilities (including trade payables and contingent liabilities) of our Mexican subsidiary and any of our future subsidiaries that do not provide a guarantee of the notes except to the extent that we are recognized as a creditor of such subsidiary. However, even if we were recognized as a creditor of a subsidiary that does not guarantee the notes, our claims would still be subordinate to any security interest in the assets of that subsidiary, and any indebtedness of that subsidiary senior to that held by us. The aggregate amount of the liabilities of our Mexican subsidiary as reflected on its balance sheet was $0.1 million as of December 31, 1999.

LIMITED VALUE OF DONJOY GUARANTEE - YOU SHOULD NOT RELY ON THE GUARANTEE BY DONJOY IN THE EVENT WE CANNOT MAKE PAYMENTS UPON THE NEW NOTES.

As a result of the recapitalization transactions, all of the operations of DonJoy are conducted through dj Ortho and DonJoy has no material assets other than its ownership of 100% of our equity interests. Accordingly, DonJoy's cash flow and, consequently, its ability to service debt, including its guarantee of the notes and our new credit facility, depends on our operations. As a result, you should not rely on the guarantee by DonJoy for repayment of the notes.

ASSET ENCUMBRANCES TO SECURE THE NEW CREDIT FACILITY - IF WE DEFAULT UNDER OUR SENIOR DEBT, OUR SENIOR LENDERS CAN FORECLOSE ON THE ASSETS WE HAVE PLEDGED TO SECURE PAYMENT OF THE SENIOR DEBT TO YOUR EXCLUSION.

In addition to being contractually subordinated to all existing and future senior indebtedness, our obligations under the notes (and DonJoy's obligations under its guarantee) are unsecured while our obligations under the new credit facility (and DonJoy's obligations under its guarantee of our indebtedness under the new credit facility) are secured by a security interest in substantially all of our assets and the assets of DonJoy (which consist principally of 100% of our equity interests) and each of our existing and subsequently acquired or organized U.S. and, subject to certain limitations, non-U.S. subsidiaries, including a pledge of all of the issued and outstanding equity interests in our existing or subsequently acquired or organized U.S. subsidiaries and 65% of the equity interests in each of our subsequently acquired or organized non-U.S. subsidiaries. If we are declared bankrupt or insolvent or if we default under the new credit facility, the lenders could declare all of the funds borrowed under our new credit facility, together with accrued interest, immediately due and payable. If we were unable to repay that indebtedness, the lenders could foreclose on our equity interests pledged by DonJoy, on the pledged equity interests of our subsidiaries and on the assets in which they have been granted a security interest, in each case to your exclusion, even if an event of default exists under the indenture at such time. Furthermore, if all equity interests of any future subsidiary guarantor are sold to persons pursuant to an enforcement of the pledge of equity interests in that subsidiary guarantor for the benefit of the senior lenders, then the applicable subsidiary guarantor will be released from its guarantee of the notes automatically and immediately upon such sale.

RESTRICTIVE DEBT COVENANTS - OUR DEBT AGREEMENTS RESTRICT OUR BUSINESS IN MANY WAYS.

The new credit facility and the indenture impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, among other things, our ability to:

-      incur additional indebtedness,

-      issue redeemable equity interests and preferred equity interests,

- pay dividends or make distributions, repurchase equity interests or make other restricted payments,

- redeem indebtedness that is subordinated in right of payment to the Notes,

-      create liens,

-      enter into certain transactions with affiliates,

-      make certain investments,

-      sell assets, or

-      enter into mergers or consolidations.

The new credit facility also requires us to achieve certain financial and operating results and satisfy certain financial ratios and prohibits us from prepaying our other indebtedness (including the notes) while indebtedness under the new credit facility is outstanding. Our ability to comply with such provisions may be affected by events beyond our control.

These restrictions contained in the indenture and the new credit facility could

- limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans, and

- adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants, ratios, tests or other restrictions could result in an event of default under the new credit facility and/or the indenture. Upon the occurrence of an event of default under the new credit facility, the lenders could elect to declare all amounts outstanding under the new credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. If the lenders under the new credit facility accelerate the payment of the indebtedness, there can be no assurance that our assets would be sufficient to repay in full such indebtedness and our other indebtedness, including the notes. See "-- Subordination of the Notes and the Guarantee; Structural Subordination of the Notes," "-- Asset Encumbrances to Secure the New Credit Facility,"

UNCERTAINTY RELATING TO THIRD PARTY REIMBURSEMENT - CHANGES IN REIMBURSEMENT POLICIES FOR OUR PRODUCTS BY THIRD PARTY PAYORS OR REDUCTIONS IN REIMBURSEMENT RATES FOR OUR PRODUCTS COULD ADVERSELY AFFECT US.

The ability of our customers (or persons to whom our customers sell our products) to receive reimbursement for the cost of our products from private third party payers and, to a lesser extent, Medicare, Medicaid and other governmental programs, is important to our business. Although we are unable to give precise data because, subject to some exceptions, we are not directly involved in the third party reimbursement process, we believe that a substantial portion of our sales to customers (or by them to their customers) are reimbursed by third party payers. In the United States, third party reimbursement is generally based on the medical necessity of the product to the user, and generally products which are prescribed by doctors are eligible for reimbursement. As such, we believe that substantially all of our U.S. sales of rigid knee braces and a substantial portion of our U.S. sales of soft goods and specialty and other orthopedic products are reimbursed by third party payers. In response to the historic and forecasted reductions of U.S. reimbursement rates, we and many of our competitors are introducing new product offerings at lower prices. Failure by users of our products to obtain sufficient reimbursement from third party payers for our products or adverse changes in governmental and private payers' policies toward reimbursement for our products could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that third party reimbursement for our products will continue to be available or at what rate such products will be reimbursed.

Congress and certain state legislatures are considering reforms in the health care industry that may lower reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. In particular, President Clinton's budget request for 2001 proposes an over $100 million reduction in reimbursement in Fiscal Year 2001 for orthotic and prosthetic devices, including some of our products, and an over $900 million reduction over Fiscal Years 2001-2005. The President's proposal is not specific as to how the reduction in reimbursement would be implemented. We cannot predict whether or in what form the reduction of, or elimination of the annual increases in, reimbursement rates will be adopted, or if adopted, what effect such reduction or elimination will have on reimbursement rates for our products. Private health insurance plans generally set reimbursement rates at a discount to Medicare. Any Congressional or regulatory developments that reduce Medicare reimbursement rates could reduce reimbursement rates for our products, which could have an adverse effect on our ability to sell our products or cause our customers to use less expensive products, which could have a material adverse effect on our results of operations.

Similar to our domestic business, our success in international markets also depends upon the eligibility of our products for reimbursement through government sponsored health care payment systems and third party payers, particularly in Europe and Japan, our principal international markets. Reimbursement practices vary significantly by country, with certain jurisdictions, most notably France, requiring products to undergo lengthy regulatory review in order to be eligible for reimbursement. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the foreign jurisdictions in which our products are sold and these efforts are expected to continue. For example, in Germany, our largest foreign market representing approximately 35% of international sales in 1999, reimbursement for our products was decreased in 1997 to 80% from 100% by government sponsored health care payment systems and third party payers. In Italy, our rigid knee bracing products and cold therapy systems, among others, are no longer eligible for reimbursement at all. In the United Kingdom, while reimbursement for our products through the National Health Service ("NHS") is currently available, the cost of our products is not reimbursed by private health insurance plans and orthopedic professionals are being pressured by the NHS to reduce or eliminate the number of rigid knee braces prescribed for orthopedic patients. In France, while we believe our rigid knee braces would be eligible for reimbursement, our knee brace products have not gone through the lengthy regulatory process necessary for reimbursement eligibility and, accordingly, the cost of these products is not currently reimbursed in France. Any developments in our foreign markets that eliminate or reduce reimbursement rates for our products could have an adverse effect on our ability to sell our products or cause our customers to use less expensive products, which could have a material adverse effect on our results of operations.

RESPONSES BY HEALTH CARE PROVIDERS TO PRICE PRESSURES; FORMATION OF BUYING GROUPS - HEALTHCARE REFORM AND THE EMERGENCE OF MANAGED CARE AND BUYING GROUPS HAS PUT DOWNWARD PRESSURE ON THE PRICES OF OUR PRODUCTS.

Within the United States, health care reform and the emergence of managed care are changing the dynamics of the health care industry as it seeks ways to control rising health care costs. As a result of health care reform, the U.S. health care industry has seen a rapid expansion of managed care at the expense of traditional private insurance. The development of managed care programs in which the providers contract to provide comprehensive health care to a patient population at a fixed cost per person (referred to as capitation) has given rise to, and is expected to continue to cause, pressures on health care providers to lower costs. The advent of managed care has also resulted in greater attention to the tradeoff between patient need and product cost, so-called demand matching, where patients are evaluated as to age, need for mobility and other parameters and are then matched with an orthopedic recovery product that is cost effective in light of such evaluation. One result of demand matching has been, and is expected to continue to be, a shift toward lower priced products, and any such shift in our product mix to lower margin, off-the-shelf products could have an adverse impact on our operating results. For example, in our rigid knee bracing segment, we and many of our competitors are offering lower priced, off-the-shelf products in response to managed care. These lower priced products have in part contributed to our minimal sales growth in our rigid knee bracing product lines over the past few years and could have a material adverse effect on our business, financial condition and results of operations in the future.

A further result of managed care and the related pressure on costs has been the advent of buying groups in the United States. Such buying groups enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. The extent to which such buying groups are able to obtain compliance by their members with such preferred supplier agreements varies considerably depending on the particular buying groups. In response to the organization of new buying groups, we have entered into national contracts with selected groups and believe that the high levels of product sales to such groups and the opportunity for increased market share can offset the financial impact of discounting. We believe that our ability to enter into more of such arrangements will be important to our future success and the growth of our revenues. However, we may not be able to obtain new preferred supplier commitments for major buying groups, in which case we could lose significant potential sales, to the extent such groups are able to command a high level of compliance by their members. On the other hand, if we receive preferred supplier commitments from particular groups which do not deliver high levels of compliance, we may not be able to offset the negative impact of lower per unit prices or lower margins with any increases in unit sales or in market share, which could have a material adverse effect on our business, financial condition and results of operations.

In international markets, where the movement toward health care reform and the development of managed care are generally not as advanced as in the United States, we have experienced similar downward pressure on product pricing and other effects of health care reform as we have experienced in the United States. We expect health care reform and managed care to continue to develop in our primary international markets, including Europe and Japan, which we expect will result in further downward pressure in product pricing. The timing and the effects on us of health care reform and the development of managed care in international markets cannot currently be predicted.

POTENTIAL REGULATION LIMITING CUSTOMER BASE - PROPOSED LAWS COULD LIMIT THE TYPES OF ORTHOPEDIC PROFESSIONALS WHO CAN FIT, SELL OR SEEK REIMBURSEMENT FOR OUR PRODUCTS.

Congress and state legislatures have from time to time, in response to pressure from certain orthopedic professionals, considered proposals which would have the effect of limiting the types of orthopedic professionals who can fit and/or sell our products or who can seek reimbursement for our products. In particular, Texas and Florida have adopted legislation which prohibits the practice of orthotics and prosthetics, including the measuring, fitting and adjusting of certain medical devices, without a license. The effect of such laws could be to substantially limit our potential customers in those jurisdictions in which such legislation or regulations are enacted and could provide the authorized providers of our products with greater purchasing power. In such event, we would seek to ensure that orthopedic professionals continue to prescribe our products and enhance our relationships with authorized providers. However, we may not be successful in responding to such laws and therefore the adoption of such laws could have a material adverse effect on our business, financial condition and results of operations.

PATENTS AND PROPRIETARY KNOW-HOW - WE RELY ON INTELLECTUAL PROPERTY TO DEVELOP AND MANUFACTURE OUR PRODUCTS AND OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE LOSE OUR INTELLECTUAL PROPERTY RIGHTS.

We hold U.S. and foreign patents relating to certain of our components and products and have patent applications pending with respect to certain components and products. We also anticipate that we will apply for additional patents as we deem appropriate. We believe that certain of our existing patents, particularly the patents for our:

- "Four Points of Leverage" system, the critical element in the design of all of our ligament braces,

- Custom Contour Measuring System, which serves as an integral part of the measurement process for patients ordering our customized ligament and OA braces,

-      series of hinges for our post-operative braces, and

- pneumatic pad design and production technologies which utilize air inflatable cushions that allow the patient to vary the location and degree of support provided by braces such as the Defiance and the Patient Ready Monarch, are and will continue to be extremely important to our success. However, we cannot assure you that:

- our existing or future patents, if any, will afford us adequate protection,

-      our patent applications will result in issued patents, or

-      our patents will not be circumvented or invalidated.

The patent for our "Four Points of Leverage" system expires in January 2005. The expiration of this patent could have a material adverse effect on our business, financial condition and results of operations.

In addition, we hold licenses from third parties to utilize certain patents, patents pending and technology utilized in the design of some of our existing products and products under development, including the IceMan and the VISTA system. If we lost any one of these licenses, we would not be able to manufacture and sell the related products, which could have a material adverse effect on our business, financial condition and results of operations.

Our success also depends on non-patented proprietary know-how, trade secrets, processes and other proprietary information. We employ various methods to protect our proprietary information, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. However, these methods may not provide us with adequate protection. Our proprietary information may become known to, or be independently developed by, competitors, or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on our business, financial condition and results of operations. See "Business -- Intellectual Property."

PATENT LITIGATION - WE COULD BE ADVERSELY AFFECTED IF WE BECOME INVOLVED IN LITIGATION REGARDING OUR PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS.

The medical device industry has experienced extensive litigation regarding patents and other intellectual property rights. We or our products may become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We have from time to time needed to, and may in the future need to, litigate to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Any future litigation or interference proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could:

-      subject us to significant liabilities to third parties,

- require disputed rights to be licensed from a third party for royalties that may be substantial, or

-      require us to cease using such technology.

Any one of these outcomes could have a material adverse effect on us. Furthermore, we may not be able to obtain necessary licenses on satisfactory terms, if at all. Accordingly, adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling certain of our products, which would have a material adverse effect on our business, financial condition and results of operations.

UNCERTAINTY OF DOMESTIC AND FOREIGN REGULATORY CLEARANCE AND APPROVAL - WE MAY NOT RECEIVE REGULATORY CLEARANCE OR APPROVAL FOR OUR PRODUCTS OR OPERATIONS IN THE UNITED STATES OR ABROAD.

Our products and operations are subject to extensive regulation in the United States by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In particular, in order for us to market certain products for clinical use in the United States, we generally must first obtain clearance from the FDA, pursuant to Section 510(k) of the Act. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another legally marketed device. In addition, if we develop products in the future that are not considered to be substantially equivalent to a legally marketed device, we will be required to obtain FDA approval by submitting a PMA. All of our currently manufactured products hold the relevant exemption or premarket clearance under the Act. See "Business -- Government Regulation."

The FDA may not act favorably or quickly in its review of our 510(k) or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude sale of new products in the United States. Furthermore, the FDA may request additional data, require us to conduct further testing, or compile more data, including clinical data, in support of a 510(k) submission. The FDA may also, instead of accepting a 510(k) submission, require us to submit a PMA, which is typically a much more complex application than a 510(k). To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective, rather than substantially equivalent to another legally marketed device. We may not be able to meet the requirements to obtain 510(k) clearance or PMA approval, or the

FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following approval. Failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board ("IRB") approval of the proposed investigation. In addition, if the clinical study involves a "significant risk" (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an IDE application. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the U.S. for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations.

Once the medical device sponsor obtains clearance or approval for a product, rigorous regulatory requirements apply to medical devices. These requirements include, among other things, the Quality System Regulation ("QSR"), recordkeeping regulations, labeling requirements and adverse event reporting regulations. See "Business -- Government Regulation -- Medical Device Regulation." Failure to comply with applicable FDA medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA's refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution. Any of these actions, in combination or alone, could have a material adverse effect on our business, financial condition, and results of operations.

In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA, including those in Germany, our largest foreign market. In addition, in many countries the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive, or delays in the receipt of, relevant foreign qualifications could also have a material adverse effect on our business, financial condition, and results of operations. See "Business -- Government Regulation." Due to the movement towards harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON ORTHOPEDIC PROFESSIONALS, AGENTS AND DISTRIBUTORS - WE RELY HEAVILY ON OUR RELATIONSHIPS WITH ORTHOPEDIC PROFESSIONALS, AGENTS AND DISTRIBUTORS FOR MARKETING OUR PRODUCTS.

The sales of our rigid knee braces depend to a significant extent on the prescription and/or recommendation of such products by widely recognized orthopedic surgeons and sports medicine specialists. We have developed and maintain close relationships with a number of widely recognized orthopedic surgeons and sports medicine specialists who assist in product research, development and marketing. These professionals often become product "champions", speaking about our products at medical seminars, assisting in the training of other professionals in the use and/or fitting of our products and providing us with feedback on the industry's acceptance of our new products. The failure of our rigid knee braces to retain the support of such surgeons or specialists, or the failure of our new rigid knee braces to secure and retain similar support from leading surgeons or specialists, could have a material adverse effect on our business, financial condition and results of operations.

Our marketing success in the United States also depends largely upon marketing arrangements with independent agents and distributors. Our success depends upon our agents' and distributors' sales and service expertise and relationships with the customers in the marketplace. Our failure to maintain relationships with agents and distributors could have a material adverse effect on our business, financial condition and results of operations. See "Business -- Sales, Marketing and Distribution."

TRANSITION TO NEW INDEPENDENT DISTRIBUTORS IN INTERNATIONAL MARKETS - WE COULD BE ADVERSELY AFFECTED IF WE ARE NOT SUCCESSFUL IN FINDING AND RETAINING NEW INDEPENDENT DISTRIBUTORS IN INTERNATIONAL MARKETS.

In international markets our products have historically been sold through 30 Smith & Nephew sales organizations and 14 independent distributors, with approximately 55% of our international sales having been made through Smith & Nephew sales organizations. As a result of the recapitalization, we have replaced many of the Smith & Nephew sales organizations with independent distributors. The Company has replaced 19 Smith & Nephew sales organizations with independent distributors. We believe that we will be able to increase sales by switching to independent distributors who will be responsible for achieving sales targets and focused on building strong relationships with our targeted customers. However, we may not be able to find and retain independent distributors on favorable terms or successfully effect the transition to such new distributors without a significant disruption or loss of sales in the applicable foreign jurisdiction. In addition, the new distributors may not become technically proficient in the use and benefits of our products in a timely manner, if at all. Accordingly, our transition to new independent distributors could have a material adverse effect on our business, financial condition and results of operations.

In connection with the recapitalization, we entered into a distribution agreement pursuant to which the 30 Smith & Nephew sales organizations which sold our products prior to the recapitalization would continue to do so, and 11 Smith & Nephew sales organizations continue to sell our products under this agreement. However, Smith & Nephew has the right to cease distributing our products in a specific territory on either 30 or 60 days notice, depending on the territory. See "Certain Relationships and Related Transactions - Other Agreements between DonJoy and Smith & Nephew -- Distribution Agreement." If Smith & Nephew terminates the distribution of our products in a territory, we may not be able to find a new independent distributor to replace the Smith & Nephew sales organization, which could have a material adverse effect on our sales in such jurisdiction. The termination of distribution by Smith & Nephew in a sufficient number of jurisdictions prior to the time we are able to replace the Smith & Nephew sales organizations being terminated with new independent distributors could have a material adverse effect on our business, financial condition and results of operations. Smith & Nephew has not given notice to terminate any of the remaining distributors.

INTERNATIONAL OPERATIONS - OUR INTERNATIONAL SALES MAY BE ADVERSELY AFFECTED BY FOREIGN CURRENCY EXCHANGE FLUCTUATIONS AND OTHER RISKS.

Sales in foreign markets, primarily Europe and Japan, represented approximately 16% of our net revenues for the year ended December 31, 1999, with Germany representing approximately 35% of international net revenues. See Note 7 of Notes to Consolidated Financial Statements. We expect that our international sales will increase. See "Business -- Business Strategy." Since our international sales are denominated in U.S. dollars, our operating results are not directly impacted by foreign currency exchange fluctuations. However, the volume and product mix of our international sales may be adversely impacted by foreign currency exchange fluctuations as changes in the rate of exchange between the U.S. dollar and the applicable foreign currency will affect the cost of our products to our foreign customers and thus may impact the overall level of customer purchases or result in the customer purchasing less expensive, lower margin products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview." In addition, future sales of our products may be denominated in foreign currencies which would cause currency fluctuations to more directly impact our operating results.

We are also subject to other risks inherent in international operations including political and economic conditions, foreign regulatory requirements, exposure to different legal requirements and standards, potential difficulties in protecting intellectual property, import and export restrictions, increased costs of transportation or shipping, difficulties in staffing and managing international operations, labor disputes, difficulties in collecting accounts receivable and longer collection periods and potentially adverse tax consequences. As we continue to expand our international business, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. These and other factors may have a material adverse effect on our international operations or on our business, financial condition and results of operations.

INTERNATIONAL OPERATIONS - OUR LACK OF MANUFACTURING OPERATIONS OUTSIDE THE UNITED STATES MAY CAUSE OUR PRODUCTS TO BE LESS COMPETITIVE IN INTERNATIONAL MARKETS.

We currently have no manufacturing operations in any foreign jurisdiction other than Mexico. The cost of transporting our products to foreign jurisdictions is currently borne by our customers, who are also often required to pay foreign import duties on our products. As a result, the cost of our products to customers who use or distribute them outside the United States is often greater than products manufactured in the local foreign jurisdiction. In addition, foreign manufacturers of competitive products often receive various local tax concessions which lower their overall manufacturing costs. In order to compete successfully in international markets, we may be required to open or acquire manufacturing operations abroad, which would increase our exposure to the risks of doing business in international jurisdictions. We may not be able to successfully operate off-shore manufacturing operations, which could have a material adverse effect on our international operations or on our business, financial condition and results of operations.

RISKS GENERALLY ASSOCIATED WITH STRATEGIC GROWTH OPPORTUNITIES - WE INTEND TO PURSUE, BUT MAY NOT BE ABLE TO IDENTIFY, FINANCE OR SUCCESSFULLY COMPLETE STRATEGIC GROWTH OPPORTUNITIES.

One element of our growth strategy is to pursue acquisitions, investments and strategic alliances that either expand or complement our business. We may not be able to identify acceptable opportunities or complete any acquisitions, investments or strategic alliances on favorable terms or in a timely manner. Acquisitions and, to a lesser extent, investments and strategic alliances involve a number of risks, including:

- the diversion of management's attention to the assimilation of the operations and personnel of the new business,

-      adverse short-term effects on our operating results, and

- the inability to successfully integrate the new businesses with our existing business, including financial reporting, management and information technology systems.

In addition, we may require additional debt or equity financings for future acquisitions, investments or strategic alliances which may not be available on favorable terms, if at all. We may not be able to successfully integrate or operate profitably any new business we acquire and we cannot assure you that any other investments we make or strategic alliances we enter into will be successful.

IMPLEMENTATION OF BUSINESS STRATEGY - IF WE CANNOT SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY, WE MAY NOT BE ABLE TO SERVICE OUR INDEBTEDNESS.

Our business strategy is to:

-      increase international sales,

-      improve operating efficiencies,

-      introduce new products and product enhancements, and

-      pursue strategic growth opportunities.

Our ability to achieve our objectives is subject to a variety of factors, many of which are beyond our control, and we may not be successful in implementing our strategy. In addition, the implementation of our strategy may not improve our operating results. We may decide to alter or discontinue certain aspects of our business strategy and may adopt alternative or additional strategies due to competitive factors or factors not currently foreseen, such as unforeseen costs and expenses or events beyond our control, such as an economic downturn. See "-- Substantial Leverage and Ability to Service and Refinance Debt."

Any failure to successfully implement our business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on the notes.

DEPENDENCE UPON KEY PERSONNEL - WE MAY BE ADVERSELY AFFECTED IF WE LOSE ANY MEMBER OF OUR SENIOR MANAGEMENT.

We are dependent on the continued services of our senior management team, including Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our Vice President -- Finance and Chief Financial Officer, and Michael R. McBrayer, our Vice President -- Domestic Sales. The loss of these key personnel could have a material adverse effect on us.

COMPETITION - WE OPERATE IN A VERY COMPETITIVE BUSINESS ENVIRONMENT.

The orthopedic recovery products industry is highly competitive and fragmented. Our competitors include numerous smaller niche companies and a few large, diversified orthopedic companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than us. As such, we may be at a competitive disadvantage with respect to these competitors. Our primary competitors in the rigid knee brace market include DePuy OrthoTech (a division of Johnson & Johnson), Innovation Sports Incorporated, Townsend Industries Inc., Bledsoe Brace Systems (a division of Medical Technology, Inc.), Generation II USA, Inc. and Breg, Inc. We compete in the non-retail sector of the soft goods products market and our competitors include DeRoyal Industries, Zimmer, Inc. (a division of Bristol-Meyers Squibb Company), Technol Orthopedics (a division of Kimberly Clark Corp.) and DePuy OrthoTech (a division of Johnson & Johnson). We compete with a variety of manufacturers of specialty and other orthopedic products, depending on the type of product. In addition, in certain foreign countries, we compete with one or more local competitors.

TECHNOLOGICAL CHANGE - WE MAY NOT BE ABLE TO DEVELOP AND MARKET NEW PRODUCTS OR PRODUCT ENHANCEMENTS TO REMAIN COMPETITIVE.

Our competitors may develop new medical procedures, technologies or products that are more effective than ours or that would render our technology or products obsolete or uncompetitive which could have a material adverse effect on us. For example, the recent development and use of joint lubricants to treat osteoarthritis in the knee may prove to be an effective alternative to the use of our OA braces.

Further, our ongoing success requires the continued development of new products and the enhancement of our existing products. We may not be able to:

- continue to develop successful new products and enhance existing products,

-      obtain required regulatory approvals for such products,

-      market such products in a commercially viable manner, or

-      gain market acceptance for such products.

Our failure to develop and market new products and product enhancements could have a material adverse effect on our business, financial condition and results of operations. See "Business -- Competition."

PRODUCT LIABILITY EXPOSURE - WE COULD BE ADVERSELY AFFECTED IF A PRODUCT LIABILITY CLAIM IS BROUGHT AGAINST US AND WE DON'T HAVE ADEQUATE INSURANCE.

The manufacturing and marketing of our products entails risks of product liability and from time to time we have been subject to product liability claims. Although we maintain product liability insurance in amounts which we believe to be reasonable and standard in the industry, the amount and scope of any coverage may be inadequate to protect us in the event of a substantial adverse product liability judgment.

CONCENTRATION OF OWNERSHIP AND CONTROL OF THE COMPANY - WE ARE CONTROLLED BY CDP, FAIRFIELD CHASE AND THEIR MEMBERS AND THEIR INTERESTS MAY NOT BE ALIGNED WITH YOURS.

As a result of the recapitalization, Chase DJ Partners, LLC ("CDP") owns approximately 85.1% of the outstanding voting units of our parent company, DonJoy, which owns all of our equity interests. The members of CDP are CB Capital Investors, L.L.C. ("CB Capital"), First Union Investors, Inc., Fairfield Chase Medical Partners, LLC ("Fairfield Chase") and affiliates of TCW/Crescent Mezzanine, L.L.C. ("TCW"). CB Capital owns a majority of the interests of CDP and Fairfield Chase, which is controlled by Charles T. Orsatti, is the initial managing member of CDP. In addition, through their ownership of redeemable preferred units, CB Capital and First Union Investors also directly own approximately 3.5% of the outstanding voting units of DonJoy and TCW owns approximately 1.8% of the outstanding voting units of DonJoy. Accordingly, CDP, Fairfield Chase, which as managing member initially controls CDP, and their members have the power, subject to certain exceptions, to control us and DonJoy. Under certain circumstances CB Capital can become the managing member of CDP. For a description of the ownership, voting and management arrangements regarding DonJoy and CDP, see "Security Ownership of Certain Beneficial Owners and Management." The interests of CDP, Fairfield Chase and their members may not in all cases be aligned with yours.

PURCHASE OF THE NOTES UPON CHANGE OF CONTROL - WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER REQUIRED BY THE INDENTURE.

Upon a change of control, we are required to offer to purchase all of the notes then outstanding at 101% of the principal amount thereof plus accrued interest. If a change of control were to occur, we may not have sufficient funds to pay the purchase price for the outstanding notes tendered, and we expect that we would require third-party financing. However, we may not be able to obtain such financing on favorable terms, if at all. In addition, the new credit facility restricts our ability to repurchase the notes, including pursuant to an offer in connection with a change of control. A change of control under the indenture may also result in an event of default under the new credit facility and may cause the acceleration of other senior indebtedness, if any, in which case the subordination provisions of the notes would require payment in full of the new credit facility and any other senior indebtedness before repurchase of the notes. Our future indebtedness may also contain restrictions on our ability to repay the notes upon certain events or transactions that could constitute a change of control under the indenture. The inability to repay senior indebtedness upon a change of control or to purchase all of the tendered notes, would each constitute an event of default under the indenture.

The change of control provision in the indenture will not necessarily afford you protection in the event of a highly leveraged transaction, including a reorganization, restructuring, merger or other similar transaction involving us, that may adversely affect you. Such transaction may not involve a change in voting power or beneficial ownership, or, even if it does, may not involve a change of the magnitude required under the definition of change of control in the indenture to trigger these provisions. Except for certain provisions, the indenture does not contain provisions that permit the holders of the notes to require us to repurchase or redeem the notes in the event of a takeover, recapitalization or similar transaction.

YEAR 2000 - OUR OPERATIONS MAY BE ADVERSELY AFFECTED BY THE YEAR 2000 PROBLEM.

During fiscal 1999, the Company continued its company-wide program to prepare the Company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems would properly and accurately process information when the year changed to 2000. At the date of this report, the Company had not yet experienced and does not expect to experience any material problems related to the year 2000. The Company has not become aware of any significant year 2000 issues affecting the Company's major customers or suppliers. The Company also has not received any material complaints regarding any year 2000 issues related to its products. Year 2000 related costs through February 29, 2000 were approximately $360,000 and have been expensed as incurred. These costs included labor expended in contacting customers and suppliers, testing systems and software, and software upgrades for year 2000.

IMPACT OF ENVIRONMENTAL AND OTHER REGULATION - WE ARE SUBJECT TO A VARIETY OF ENVIRONMENTAL LAWS AND OTHER REGULATIONS WHICH COULD ADVERSELY AFFECT US.

We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations of the U.S. and foreign countries. We cannot assure you that we have been or will be at all times in complete compliance with all such requirements or that we will not incur material costs or liabilities in connection with such requirements in the future. These requirements are complex, constantly changing and have tended to become more stringent over time. It is possible that these requirements may change or liabilities may arise in the future in a manner that could have a material effect on our business. For more information about our environmental compliance and potential environmental liabilities see "Business -- Environmental and Other Matters."

REGULATION OF FRAUD AND ABUSE IN HEALTH CARE - WE MAY NEED TO CHANGE OUR BUSINESS PRACTICES TO COMPLY WITH HEALTH CARE FRAUD AND ABUSE REGULATIONS.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including antikickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, VA health programs and TRICARE. We have never been challenged by a governmental authority under any of these laws and believe that our operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. In addition, we cannot assure you that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. See "Business -- Government Regulation."

UNCERTAINTY RELATING TO GOVERNMENTAL AUDITS

Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims, and are under increasing pressure to scrutinize more closely health care claims. There can be no assurances that such reviews and/or similar audits of our claims will not result in material recoupments or denials, which could have a material adverse effect on our business, results of operations or financial condition.

FRAUDULENT CONVEYANCE STATUTES - FEDERAL AND STATE LAWS PERMIT A COURT TO VOID THE NOTES AND GUARANTEES UNDER CERTAIN CIRCUMSTANCES.

The new notes have been exchanged for the old notes. We used the net proceeds from the offering of the old notes, together with borrowings under the term loan portion of our new credit facility, to purchase the assets and operations of DonJoy. DonJoy used such amounts, together with the proceeds from the issuance of the common units to CDP and the management members and the redeemable preferred units to repurchase a portion of the equity interests of DonJoy owned by Smith & Nephew. The obligations we incurred under the indenture and the old notes and the obligations incurred by DonJoy under the indenture and its guarantee may be subject to review under federal bankruptcy law or relevant state fraudulent conveyance and similar statutes in a bankruptcy or reorganization case or lawsuit commenced by or on behalf of our or DonJoy's unpaid creditors. Under these laws, if a court were to find that, at the time we issued the old notes or DonJoy issued its guarantee of the old notes, we or DonJoy, as the case may be:

- incurred such indebtedness with the intent of hindering, delaying or defrauding present or future creditors, or

- received less than the reasonably equivalent value or fair consideration for incurring such indebtedness, and

- were insolvent or rendered insolvent by reason of the recapitalization transactions,

- were engaged or about to engage in a business or transaction for which our or DonJoy's assets constituted unreasonably small capital to carry on our or its business, or

- intended to incur, or did incur, or believed that we or DonJoy would incur, debts beyond our or its ability to pay as they matured or became due then, such court might:

- subordinate the notes or DonJoy's guarantee of the notes to our or DonJoy's presently existing or future indebtedness,

-      void the issuance of the notes (in our case) or DonJoy's Guarantee, or

-      take other actions detrimental to holders of the notes.

The measure of insolvency for purposes of the foregoing will vary depending upon the law of the jurisdiction being applied. However, we or DonJoy generally would be considered insolvent at the time we incurred indebtedness under the old notes or DonJoy issued its guarantee, as the case may be, if either:

- the fair salable value of our or DonJoy's assets, as applicable, were less than the amount required to pay our or DonJoy's probable liability on our or its total existing debts and liabilities (including contingent liabilities) as they become absolute or matured, or

- the sum of our or DonJoy's debts (including contingent liabilities) were greater than our or DonJoy's assets, at fair valuation.

We cannot predict:

- what standard a court would apply in order to determine whether we or DonJoy were insolvent as of the date we or DonJoy issued the old notes or its guarantee, or that regardless of the method of valuation a court would determine that we or DonJoy were insolvent on that date, or

- whether a court would not determine that the payments constituted fraudulent transfers on another ground.

In rendering their opinions in connection with the recapitalization transactions, our counsel and counsel to the initial purchaser of the old notes did not express any opinion as to the applicability of federal bankruptcy or state fraudulent transfer and conveyance laws.

To the extent a court voids DonJoy's guarantee as a fraudulent conveyance or holds it unenforceable for any other reason, holders of the notes would cease to have any claim in respect of DonJoy and would be creditors solely of us.

Based upon financial and other information available to us, we believe that we and DonJoy issued the old notes and the guarantee of the old notes for proper purposes and in good faith and that at the time we and DonJoy issued the old notes and the guarantee of the old notes, we and DonJoy (i) were not insolvent or rendered insolvent thereby, (ii) had sufficient capital to run our business and (iii) were able to pay our debts as they mature or become due. In reaching these conclusions, we relied on various valuations and estimates of future cash flow that necessarily involve a number of assumptions and choices of methodology. However, a court may not adopt the assumptions and methodologies we have chosen or concur with our conclusion as to our solvency.

Additionally, under federal bankruptcy or applicable state insolvency law, if certain bankruptcy or insolvency proceedings were initiated by or against us or DonJoy within 90 days after any payment by us with respect to the notes or by DonJoy under its guarantee of the notes, or if we or DonJoy anticipated becoming insolvent at the time of such payment, all or a portion of such payment could be avoided as a preferential transfer and the recipient of such payment could be required to return such payment.

In the event there are any subsidiary guarantors in the future, the foregoing would apply their guarantees.

NO PRIOR MARKET FOR THE NEW NOTES - YOU CANNOT BE SURE THAT AN ACTIVE TRADING MARKET WILL DEVELOP FOR THE NEW NOTES.

The new notes are a new issue of securities with no established trading market and will not be listed on any securities exchange. The liquidity of the trading market in the new notes, and the market price quoted for the new notes, may be adversely affected by changes in the overall market for high yield securities and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. Since the notes have only been on the trading market since December 1999, you cannot be sure that an active trading market will develop for the new notes.


ITEM 2. PROPERTIES

The Company is headquartered in Vista, California and operates 3 manufacturing facilities. Manufacturing operations in the United States were consolidated in 1998 into the Vista facility which consists of three buildings. The Vista facility is subleased from Smith & Nephew. See Item 13., "Certain Relationships and Related Transactions -- Other Agreements between DonJoy and Smith & Nephew -- Sublease." The two other facilities are located in Tijuana, Mexico, within 100 miles of Vista, and are managed from the Vista facility.

-------------------------------------------------------------------------------------------------------
LOCATION           USE               OWNED/LEASED           LEASE TERMINATION DATE    SIZE (SQUARE FEET)
-------------------------------------------------------------------------------------------------------
Vista, California  Corporate         Leased                 February 2008             266,000
                   Headquarters

                   Research &
                   Development

                   Manufacturing &
                   Distribution

                   Warehousing


Tijuana, Mexico    Manufacturing     Leased                 December 2000 (1)         48,600

Tijuana, Mexico    Manufacturing     Owned                                            13,000
-------------------------------------------------------------------------------------------------------

(1) The lease for the Tijuana facility automatically renews for additional one year periods unless terminated by either party on 30 days prior written notice.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved from time to time in litigation arising in the ordinary course of business, including product liability claims, none of which is currently expected to have a material adverse effect on the Company. The Company maintains product liability insurance in amounts which it believes to be reasonable and standard in the industry.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

There is no established public trading market for DonJoy's membership units, and it is not expected that such a market will develop in the future. DonJoy is authorized to issue up to 2,900,000 common units and up to 100,000 preferred units. As of December 31, 1999, DonJoy had 718,000 common units and 40,184 preferred units issued and outstanding, and 15% of the common units on a fully diluted basis have been reserved for issuance to employees, directors and independent consultants and contractors of the Company or any subsidiary thereof pursuant to the 1999 Option Plan. There were 11 unit holders of record as of December 31, 1999.

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

On June 30, 1999, dj Ortho, together with DJ Capital, issued $100.0 million of 12 5/8% Senior Subordinated Notes, resulting in net proceeds of $98.0 million. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The initial sale of the Notes were exempt from registration under the Securities Act pursuant to section 4(2) thereof, as a transaction not involving any public offering.

On November 9, 1999, the Company commenced an exchange offer to exchange $100 million aggregate amount outstanding of 12 5/8% Senior Subordinated Notes (the "Old Notes") for $100 million aggregate principal amount of 12 5/8% Senior Subordinated Notes (the "Exchange Notes"). The form and term of the Exchange Notes are the same as the form and the term of the Old Notes except the Exchange Notes have been registered under the Securities Act of 1933 as amended and therefore, will not bear legends restricting the transfer thereof. The Exchange Notes evidence the same debt as the Old Notes (which they replace). All notes were exchanged by December 9, 1999. There were 14 record holders of the Exchange Notes as of December 31, 1999.

ITEM  6. SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated financial statements has been derived from the audited financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere herein:

                                                                                  YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------------------
                                                             1999           1998          1997          1996          1995
                                                           ---------     ---------     ---------     ---------     ---------
                                                                                    (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
     Net revenues ......................................   $ 114,252     $ 100,785     $  92,624     $  83,112     $  67,756
     Cost of goods sold(a) .............................      51,056        45,945        38,913        36,396        25,193
                                                           ---------     ---------     ---------     ---------     ---------
     Gross profit ......................................      63,196        54,840        53,711        46,716        42,563
     Operating expenses(a):
         Sales and marketing ...........................      27,424        25,296        22,878        20,067        18,148
         General and administrative ....................      16,755        16,484        15,802        12,941        10,178
         Research and development ......................       2,115         2,248         2,055         1,766         1,808
         Restructuring costs(b) ........................          --         2,467            --            --            --
                                                           ---------     ---------     ---------     ---------     ---------
     Total operating expenses ..........................      46,294        46,495        40,735        34,774        30,134
                                                           ---------     ---------     ---------     ---------     ---------
     Income from operations ............................      16,902         8,345        12,976        11,942        12,429
     Interest expense ..................................      (7,568)           --        (2,072)       (2,459)         (989)
     Interest income ...................................         181            --            --            --            --
                                                           ---------     ---------     ---------     ---------     ---------
     Income before income taxes ........................       9,515         8,345        10,904         9,483        11,440
     Provision for income taxes ........................       2,387         3,394         4,367         3,828         4,535
                                                           ---------     ---------     ---------     ---------     ---------
     Net income ........................................   $   7,128     $   4,951     $   6,537     $   5,655     $   6,905
                                                           ---------     ---------     ---------     ---------     ---------
     Less: Preferred stock dividends and accretion
         of preferred unit fees ........................      (2,343)           --            --            --            --
                                                           ---------     ---------     ---------     ---------     ---------
     Net income available to members ...................   $   4,785            --            --            --            --
                                                           =========     =========     =========     =========     =========

OTHER DATA:
     EBITDA(c) .........................................   $  21,854     $  15,665     $  17,779     $  16,584     $  15,183
     Adjusted EBITDA(d) ................................      25,082        21,957        22,090        19,187            NA
     Depreciation and amortization .....................       4,952         4,853         4,803         4,642         2,754
     Capital expenditures and acquired intangibles .....       4,706         4,149         2,273         1,848         1,044
     Ratio of earnings to fixed charges(e) .............       2.06x         8.84x         4.83x         3.94x         8.45x
CASH FLOWS PROVIDED BY (USED IN):
     Operating activities ..............................   $  16,065     $   3,748     $  11,076     $   9,631     $  11,282
     Investing activities ..............................      (4,776)       (4,049)       (2,322)       (1,860)       (1,048)
     Financing activities ..............................      (6,171)          200        (8,401)       (7,932)       (9,863)
BALANCE SHEET DATA (AT END OF PERIOD):
     Cash ..............................................   $   5,927     $     809     $     910     $     557     $     718
     Working capital ...................................      27,413        15,625         9,749         9,675         8,511
     Total assets ......................................      89,416        77,056        71,288        70,787        73,184
     Long-term obligations .............................     112,805            --            --            --            --
     Redeemable preferred units ........................      32,539            --            --            --            --
     Obligations to Smith & Nephew (including current
       portion) ........................................          --        45,227        45,027        53,428        44,456
     Total equity (deficit) ............................     (70,429)       12,832         7,881         1,344        12,593



----------

NA: Not applicable

(a) Includes various charges and overhead allocations from Smith & Nephew. See note (d) below.

(b) DonJoy recorded restructuring costs in 1998 relating to the consolidation of its operations at its Vista, California facility. See Note 10 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Manufacturing Cost Reduction Initiatives."

(c) "EBITDA" is defined as income from operations plus restructuring costs, and depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. The Company's definition of EBITDA may not be comparable to that of other companies.

(d) "Adjusted EBITDA" represents EBITDA (as defined above) adjusted to eliminate

       (1) charges for brand royalties paid by DonJoy to Smith & Nephew for use of the Smith & Nephew trademarks and trade names;

       (2) foreign sales corporation commissions paid by DonJoy on sales to foreign sales corporations established by Smith & Nephew for tax planning purposes;

       (3) Smith & Nephew overhead allocations for corporate managed accounts and new business expense and corporate management expense which will not be incurred following consummation of the Recapitalization (the "Eliminated Allocations");

       (4) Smith & Nephew overhead allocations for research and development and for amounts charged by Smith & Nephew for services provided to DonJoy for finance (risk management, treasury, audit and taxes), human resources and payroll and legal services (collectively, the "Other Corporate Allocations");

       and adjusted to include the estimated costs expected to be incurred by DonJoy to replace the services previously provided by Smith & Nephew as part of the Other Corporate Allocations.


                                                                  YEARS ENDED DECEMBER 31
                                                        ---------------------------------------
                                                          1999           1998           1997
                                                        --------       --------       --------
                                                                    (IN THOUSANDS)
EBITDA ................................................ $ 21,854       $ 15,665       $ 17,779
Brand royalties .......................................    1,817          3,249          1,605
Brand royalties .......................................       --            439            661
Eliminated Allocations ................................      979          1,726          1,652
Other Corporate Allocations ...........................      832          1,678          1,193
Estimated costs to replace Smith & Nephew services ....     (400)          (800)          (800)
                                                        --------       --------       --------
Adjusted EBITDA ....................................... $ 25,082       $ 21,957       $ 22,090


       Adjusted EBITDA does not reflect adjustments for Smith & Nephew allocations for bonus, pension and insurance or payroll taxes and benefits or charges for direct legal expenses incurred by Smith & Nephew on DonJoy's behalf, which costs and expenses DonJoy believes it would have incurred in approximately the same amounts on a stand-alone basis, and are of a nature it will continue to incur following the recapitalization. Accordingly, no adjustments for these items have been made. For a more complete description of the corporate charges and allocations, the services performed by Smith & Nephew after the recapitalization and the ability of DonJoy to replace such services, see
       Note 9 of Notes to the Consolidated Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations
       - Overview - Smith & Nephew Allocations and Sales" and "Certain Relationships and Related Transactions - Other Agreements between DonJoy and Smith & Nephew - Transition Services Agreement."

(e) Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and
       (iii) an allocation of one-third of the rental expense from operating leases which management considers to be a reasonable approximation of the interest factor or rental expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 30, 1999, DonJoy consummated a $215.3 million recapitalization. In connection with the recapitalization transactions, the Company established dj Ortho and DJ Capital. DonJoy sold all of its net assets to dj Ortho for cash which was funded with the net proceeds of $100 million principal amount of 12 5/8% Notes issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. In addition, new investors, including certain members of management, invested new capital of $96.4 million in equity in DonJoy. The proceeds of the equity investment together with debt financings were used (i) for approximately $199.1 million of consideration paid to redeem a portion of members' equity from the Company's Former Parent, and (ii) approximately $8.8 million of costs and fees paid in association with the recapitalization. As part of the recapitalization agreement, immediately prior to the recapitalization, the Company's Former Parent canceled and capitalized the assets listed under cash and the liabilities listed under intercompany obligations (which included current and deferred income taxes due to Former Parent) and restructuring reserve. All such amounts were treated as a capital contribution by the Former Parent to members' equity.

The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements and involve risks and uncertainties regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Factors Affecting Future Performance" in Item 1 above as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects. The following discussion should be read in conjunction with DonJoy's historical consolidated financial statements and the related notes thereto and the other financial data included elsewhere in this report.

OVERVIEW

SEGMENTS. The Company designs, manufactures and markets orthopedic recovery products and complementary products. The Company's product lines include rigid knee braces, soft goods and a portfolio of specialty and other orthopedic products. The Company's rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and OA braces, which provide relief of knee pain due to osteoarthritis. The Company's soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for afflictions of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. The Company's portfolio of specialty and other orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity walkers, upper extremity braces, cold therapy systems and pain management delivery systems. The rigid knee brace product lines and the soft goods product lines constitute reportable segments under generally accepted accounting principles. Set forth below is revenue and gross profit information for the Company's three product lines for the years ended December 31, 1999, 1998 and 1997. Gross profit information is presented before brand royalties charged by Smith & Nephew for use of Smith & Nephew trademarks and trade names (which charges are no longer incurred by the Company following the recapitalization) and certain other cost of goods sold, primarily manufacturing variances, which have not been directly allocated to any of the product lines. See Note 7 of Notes to Consolidated Financial Statements.

                                                       YEARS ENDED DECEMBER 31,
                                               -------------------------------------
                                                1999           1998           1997
                                               -------        -------        -------
                                                          (IN THOUSANDS)
RIGID KNEE BRACES:
    Net revenues .......................       $49,406        $48,594        $48,310
    Gross profit .......................        35,721         34,460         33,910
    Gross profit margin ................          72.3%          70.9%          70.2%
SOFT GOODS:
    Net revenues .......................       $39,652        $34,233        $31,697
    Gross profit .......................        19,276         16,637         15,541
    Gross profit margin ................          48.6%          48.6%          49.0%
SPECIALTY AND OTHER ORTHOPEDIC PRODUCTS:
    Net revenues .......................       $25,194        $17,958        $12,617
    Gross profit .......................        12,516          8,978          6,132
    Gross profit margin ................          49.7%          50.0%          48.6%

The Company's total gross profit margin before brand royalties and other cost of goods sold not allocable to specific product lines was 59.1%, 59.6%, and 60.0% in 1999, 1998 and 1997, respectively.

The Company's products are marketed globally under the DonJoy and ProCare brand names through several distribution channels. DonJoy brand product sales represented approximately 74% of total net revenues in 1999. The Company markets substantially all of its rigid knee braces, approximately 85% of its specialty and other orthopedic products and approximately 39% of its soft goods products under the DonJoy brand name. ProCare brand product sales represented approximately 26% of total net revenues in 1999. The Company markets approximately 61% of its soft goods products, approximately 15% of its specialty and other orthopedic products and a small percentage of its rigid knee braces under the ProCare brand name.

DOMESTIC SALES. In the United States, DonJoy brand products are marketed to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and trainers by 26 commissioned agents who employ approximately 185 sales representatives. After a product order is received by a sales representative, the Company ships and bills the product directly to the orthopedic professional and the Company pays a sales commission to the agent. The gross profit and gross profit margins on DonJoy products sold in the United States do not include the commissions paid to the agents on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements. Domestic sales of DonJoy brand products represented approximately 56% of total net revenues in 1999.

ProCare products are sold in the United States to third party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell ProCare products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. Domestic sales of ProCare products represented approximately 17% of total net revenues in 1999.

INTERNATIONAL SALES. International sales, primarily in Europe and Japan, accounted for approximately 16%, 18%, and 18% of the Company's net revenues in 1999, 1998 and 1997, respectively. Sales in Germany, the Company's largest foreign market, accounted for approximately 35% of the Company's 1999 international net revenues, and sales in Canada accounted for approximately 10% of the Company's 1999 international net revenues, with no other country accounting for more than approximately 10% of the Company's 1999 international net revenues. Total sales in Europe accounted for approximately 72% of the Company's 1999 international net revenues, while sales in Germany, the United Kingdom, France, Spain and Italy, accounted for approximately 51% of the Company's 1999 international net revenues. Sales in Japan accounted for approximately 9% of the Company's 1999 international net revenues. The Company expects its international net revenues to increase as a percentage of its total net revenues in the future.

International sales are currently made through two distinct channels: independent third party distributors (such as in Germany) and Smith & Nephew sales organizations within each major country (such as the United Kingdom, France, Italy and Spain. Distributors in both of these channels buy and resell the Company's products and have the ability to sell DonJoy and ProCare brand products within their designated countries. DonJoy brand products constituted approximately 84% of total international sales during 1999. Approximately 40% of international sales in 1999 were generated through the Smith & Nephew sales organizations. The Company believes future opportunities for sales growth within international markets are significant. The Company expects to increase international sales by reorganizing and expanding its international distribution network and implementing the marketing and distribution strategies which it has successfully utilized in the United States and certain international territories, most notably Germany. In particular, the Company has replaced 19 Smith & Nephew sales organizations with independent distributors who will focus on building strong relationships with the Company's targeted customers and will be responsible for achieving specified sales targets. See "Factors Affecting Future Performance -- Transition to New Independent Distributors in International Markets" and "Business - Business Strategy -- Increase International Sales."

The Company's international sales are made in United States dollars. Accordingly, the Company's results of operations are not directly impacted by foreign currency exchange fluctuations. However, the volume and product mix of international sales may be impacted by foreign currency exchange fluctuations as changes in the rate of exchange between the U.S. dollar and the foreign currency will affect the cost of our products to our customers and thus may impact the overall level of customer purchases or result in the customer purchasing less expensive products. See "Factors Affecting Future Performance -- International Operations."

THIRD PARTY REIMBURSEMENT; HEALTH CARE REFORM; MANAGED CARE. While national health care reform and the advent of managed care has impacted the orthopedic recovery products industry, its impact has not been as dramatic as experienced by other sectors of the health care market, such as long term care, physician practice management and managed care (capitation) programs. In recent years, efforts to control medical costs within the U.S. orthopedic recovery products industry have been directed towards scrutiny of medical device reimbursement codes, whereby devices are classified to determine the dollar amount eligible for reimbursement, and their applicability toward certain orthopedic procedures. Reimbursement codes covering certain of the Company's products have been lowered or narrowed, thereby reducing the breadth of products for which reimbursement can be sought. The Company expects that a reduction in the total dollar value eligible for reimbursement will occur in the future as the reform process continues.

In international markets, while the movement toward health care reform and the development of managed care are generally not as advanced as in the United States, the Company has experienced similar downward pressure on product pricing and other effects of health care reform as it has experienced in the United States. The Company expects health care reform and managed care to continue to develop in its primary international markets, including Europe and Japan, which the Company expects will result in further downward pressure in product pricing.

In response to the historic and forecasted reductions of reimbursement rates and the impact of demand matching (where patients are evaluated as to age, need for mobility and other parameters and are then matched with an orthopedic recovery product that is cost effective in light of such evaluation), the Company and many of its competitors are introducing new product offerings at lower prices. This is particularly evident within the U.S. rigid knee bracing segment of the orthopedic recovery products industry where the Company and many of its competitors are offering lower priced, off-the-shelf products. The minimal sales growth in the Company's rigid knee bracing product lines over the past few years has in part resulted from these price pressures.

The Company believes that it will not be materially adversely affected by U.S. or international health care reform. The Company currently does not have any capitated health care service arrangements. The Company believes that to the extent it responds to price pressures through lower prices for its products, it will be able to substantially offset the effect of this price erosion through reductions in its manufacturing and other costs. In addition, because of the quality, functionality and reputation of its products, its marketing and sales programs which emphasize strong relationships with customers and the service it provides to its customers, the Company believes it will be able to compete even if reimbursement rates are materially altered. For example, revenues from the IceMan from 1997 to 1999 increased despite elimination of its eligibility for reimbursement.

A further result of managed care and the related pressure on costs has been the advent of buying groups in the United States which enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. The Company has entered into national contracts with selected buying groups and expects to enter into additional national contracts in the future. The Company believes that the high level of product sales to such groups, to the extent such groups are able to command a high level of compliance by their members with the preferred supplier arrangements, and the opportunity for increased market share can offset the financial impact of the price discounting under such contracts. Accordingly, although there can be no assurance, the Company believes that such price discounting will not have a material adverse effect on the Company's operating results in the future. See "Factors Affecting Future Performance -- Responses by Health Care Providers to Price Pressures; Formation of Buying Groups" and "Business -- Sales, Distribution and Marketing -- United States."

OFFICECARE PROGRAM. In 1996, in response to the needs of its customers, the Company launched OfficeCare, an inventory management and insurance billing program for its U.S. orthopedic physician customers. Under the OfficeCare program, the Company provides the orthopedic physician with an inventory of orthopedic products for immediate disbursement to the physician's patients. The Company then directly seeks reimbursement from the patient's insurance company, other third party payor or from the patient where self-pay is applicable.

Since its inception, the OfficeCare program has been promoted specifically to provide the Company's orthopedic physician customers with a full complement of soft goods and certain specialty products (including products of competitors) for immediate patient use. The OfficeCare program is intended to introduce new orthopedic physicians to the Company's product lines without financial risk to the potential customer.

The OfficeCare program represented approximately 8% of the Company's net revenues for 1999 with sales of soft goods and specialty and other orthopedic products representing the majority of such sales. The OfficeCare program involves the Company's lower priced soft goods products, but is designed to also strengthen the Company's relationship with the customer, thereby also increasing sales of the higher end products. The OfficeCare program has historically experienced a strong growth rate, with an increase of sales of 80% in 1999 over 1998 and 122% in 1998 over 1997. As a result of the growth of the program, the Company's working capital needs have significantly increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, OfficeCare has expanded the Company's involvement in the third party reimbursement process, or in certain cases directly with the patient. The collection period for these receivables as compared to other segments of the Company's business is significantly longer and has also resulted in a need to increase the Company's bad debt allowance requirements.

SMITH & NEPHEW ALLOCATIONS AND SALES. Prior to December 29, 1998, the Company's business was operated as the Bracing & Support Systems Division (the "Division") of Smith & Nephew. Effective December 29, 1998, Smith & Nephew contributed the Division's net assets and shares of a Mexican subsidiary to DonJoy, then a newly formed Delaware limited liability company, the sole member of which was Smith & Nephew. Accordingly, the contribution has been accounted for on a predecessor basis for financial reporting purposes.

As a result of the Company formerly being a division of Smith & Nephew, the Company's historical results of operations reflect certain direct charges from Smith & Nephew as well as certain allocations of Smith & Nephew's overhead and other expenses. These amounts were charged or allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated to the Company on the basis of its annual sales or the capital employed by Smith & Nephew in the Company's business. See Note 9 of Notes to Consolidated Financial Statements.

The following is a summary of such charges and allocations and their applicability to the Company on a stand-alone basis following the recapitalization.

(1) Charges for brand royalties historically included in the Company's cost of goods sold resulting from the use by the Company of the Smith & Nephew trademarks and trade name. These charges were $1.8 million, $3.2 million, and $1.6 million in 1999, 1998 and 1997, respectively. As a result of the consummation of the recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, these charges are no longer incurred by the Company.

(2) Foreign sales corporation commissions historically included in the Company's general and administrative expense paid by the Company on sales to foreign sales corporations established by Smith & Nephew. The use of foreign sales corporations was a tax planning strategy for Smith & Nephew. These charges were $0, $0.4 million, and $0.7 million in 1999, 1998 and 1997, respectively. As of January 1999, the Company no longer incurred these charges.

(3) Smith & Nephew allocations for a portion of its corporate managed accounts and new business expense and corporate management expense have been historically included in the Company's general and administrative expense. These allocations ("Eliminated Allocations") were $1.0 million, $1.7 million, and $1.7 million in 1999, 1998 and 1997, respectively. These allocations were for a portion of Smith & Nephew's overhead expenses that the Company has not incurred or replaced upon since the consummation of the recapitalization on June 30, 1999.

(4) Smith & Nephew allocations for research and development and for finance (risk management, treasury, audit and taxes), human resources and payroll, and legal services have been historically provided by Smith & Nephew to the Company which were included in the Company's general and administrative expense. These allocations ("Other Corporate Allocations") were $0.8 million, $1.7 million, and $1.2 million in 1999, 1998 and 1997, respectively. These allocations were for a portion of Smith & Nephew's overhead expenses. The Company on a stand-alone basis replaced these services provided by Smith & Nephew upon consummation of the recapitalization on June 30, 1999, and will incur additional expenses associated with external auditing and periodic filings with the Securities and Exchange Commission. The Company estimates that the aggregate cost of replacing these services and such additional expenses will be approximately $0.8 million upon consummation of the recapitalization on June 30, 1999.

(5) Other allocations relating to bonuses, pension and insurance historically included in the Company's cost of goods sold, sales and marketing expense and general and administrative expense, and charges for payroll taxes and benefits and direct legal expenses incurred by Smith & Nephew on the Company's behalf have been included in the Company's general and administrative expense. These costs and expenses are of a nature the Company expects to continue to incur on a stand-alone basis upon consummation of the recapitalization on June 30, 1999.

Under a transition services agreement entered into in connection with the recapitalization, Smith & Nephew continued to provide certain of the administrative services referred to in paragraph (4) above as required by the Company through December 31, 1999. The Company has replaced these services previously provided by Smith & Nephew with internal staff, including the addition of new employees and through arrangements with third party providers. As noted above, the Company estimates that the services described in paragraph
(4) above (which will be reflected as general and administrative expense following the recapitalization) will cost the Company approximately $0.8 million upon consummation of the recapitalization on June 30, 1999.

For the years ended December 31, 1999, 1998 and 1997, the Company's sales to Smith & Nephew and its affiliates (including Smith & Nephew's sales organizations) were $8.3 million, $10.7 million, and $11.8 million, respectively, or 7%, 11%, and 13%, respectively, of total sales for these periods. International sales represented the vast majority of sales to Smith & Nephew and its affiliates, accounting for approximately 87%, 91%, and 74% of total sales to Smith & Nephew and its affiliates in 1999, 1998 and 1997, respectively. See Note 7 of Notes to Consolidated Financial Statements. Domestic sales to Smith & Nephew and its affiliates were higher in 1997 as a result of sales to a Smith & Nephew affiliate, which then resold the Company's products to a third party. Beginning in 1998, the Company made these sales directly to the third party. In connection with the recapitalization, Smith & Nephew and its sales organizations which distribute the Company's products internationally entered into agreements with the Company regarding the purchase of Company products following consummation of the recapitalization. However, neither Smith & Nephew nor such sales organizations have any obligation to purchase any specific or minimum quantity of products pursuant to such agreements. See "Certain Relationships and Related Transactions -- Other Agreements between DonJoy and Smith & Nephew - Supply Agreement" and "-- Distribution Agreement". Accordingly, while the Company believes that Smith & Nephew and its sales organizations will continue to purchase Company products following the recapitalization, there can be no assurance that sales to Smith & Nephew following the recapitalization will continue at historical levels or that such sales in the future will not be significantly reduced.

MANUFACTURING COST REDUCTION INITIATIVES. Over the past several years, the Company has undertaken two initiatives designed to lower its overall manufacturing cost structure. First, in order to take advantage of the lower labor costs in Mexico, the Company in 1993 began manufacturing certain of its labor intensive products, principally soft goods products, subassemblies and pads used in rigid knee braces and covers, in two facilities in Tijuana, Mexico. Secondly, in 1998 the Company completed the consolidation of its domestic operations into one location in Vista, California. As a result, the Company incurred $2.5 million of restructuring costs in 1998, substantially all of which related to lease termination costs on the vacated facility. Pursuant to the recapitalization agreement, the restructuring reserve, which amounted to $0.9 million at June 29, 1999 and consisted of the remaining lease obligations on the vacated facility, was assumed by Smith & Nephew. In addition, 1998 general and administrative expense included $0.2 million of costs related to moving costs resulting from the consolidation of the facilities. Operating results for the first three quarters of 1998 were adversely affected by the consolidation due to disruption caused as the Company totally integrated manufacturing operations of the DonJoy and ProCare brands which were previously separate and distinct, but returned to prior levels in the fourth quarter of 1998 and sustained these levels through the balance of 1999.

The Company has identified additional opportunities to reduce manufacturing costs and improve operating efficiencies. The Company will move as appropriate greater portions of its labor intensive operations to its facilities in Mexico to generate further labor cost savings for its more labor intensive products and utilize the resulting additional capacity in its U.S. facilities to manufacture its more technologically advanced products. By upgrading its computer systems to achieve more efficient production, the Company expects to achieve material and labor cost reductions as well as economies of scale across its manufacturing operation. In addition, the Company intends to implement Lean Manufacturing techniques and further automate its manufacturing operations through the use of more technologically advanced fabrication and equipment systems. The Company will continue to rationalize raw materials used in the production of its existing products, thereby enabling the Company to leverage its purchasing power. Finally, in order to achieve further cost savings, the Company intends to further reduce its number of stock keeping units (SKUs) without impacting service or breadth of the Company's product range.

BASIS OF PRESENTATION; TAXES. The Company's Former Parent files a consolidated federal income tax return which includes all of its eligible subsidiaries and divisions, which prior to the recapitalization included the Company. The provision for income taxes has been presented assuming the Company filed a separate federal income tax return. The recapitalization had no impact on the historical basis of the Company's assets and liabilities as reflected in the consolidated financial statements except for the elimination of the remaining restructuring reserve for rent on subleased facilities and intercompany accounts. However, as a result of the recapitalization, for federal income tax purposes, the Company has recorded an increase in the tax basis of its fixed and intangible assets in an amount approximately equal to the taxable gain recognized by Smith & Nephew on the sale of its interest in DonJoy. The increase in tax basis as of December 31, 1999 is as follows (in thousands):

Inventory                              $  3,670
Property, plant & equipment               4,145
Goodwill                                130,543
                                       --------
                                       $138,358
                                       ========

As a result, after the recapitalization, for tax purposes the Company is able to depreciate assets with a higher tax basis than for financial reporting purposes. Prior to the recapitalization, the Company's results of operations were included in the consolidated federal income tax returns which Smith & Nephew filed in the United States and the historical financial statements reflect a provision for income taxes assuming that DonJoy had filed a separate federal income tax return. As limited liability companies, DonJoy and the Company are not subject to income taxes following the recapitalization. Instead, DonJoy's earnings following the recapitalization will be allocated to its members and included in the taxable income of its members. The indenture and the new credit facility permit the

Company to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including the Company.

RESULTS OF OPERATIONS

The Company operates its business on a manufacturing calendar, with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. The following table sets forth the Company's operating results as a percentage of net revenues.


                                                                      YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                1999            1998              1997
                                                             ---------        ---------        ---------
                                                                        (IN THOUSANDS)
Net revenues:
    Rigid knee bracing ................................           43.2%            48.2%            52.2%
    Soft goods ........................................           34.7             34.0             34.2
    Specialty and other orthopedic products ...........           22.1             17.8             13.6
                                                             ---------        ---------        ---------
Total consolidated net revenues .......................          100.0            100.0            100.0
Cost of goods sold allocable to product lines .........           40.9             40.4             40.0
                                                             ---------        ---------        ---------
Gross profit exclusive of brand royalties
   and other cost of goods sold .......................           59.1             59.6             60.0
    Brand royalties ...................................            1.6              3.2              1.7
    Other cost of goods sold ..........................            2.2              2.0               .3
                                                             ---------        ---------        ---------
Gross profit ..........................................           55.3             54.4             58.0
    Sales and marketing ...............................           24.0             25.1             24.7
    General and administrative ........................           14.7             16.4             17.1
    Research and development ..........................            1.8              2.2              2.2
    Restructuring costs ...............................             --              2.4               --
                                                             ---------        ---------        ---------
Income from operations ................................           14.8              8.3             14.0
Interest expense ......................................           (6.6)              --             (2.2)
Interest income .......................................            0.1               --               --
                                                             ---------        ---------        ---------
Income before income taxes ............................            8.3              8.3             11.8
Provision for income taxes ............................            2.1              3.4              4.7
                                                             ---------        ---------        ---------
Net income ............................................            6.2%             4.9%             7.1%
                                                             =========        =========        =========
EBITDA(a) data:
Income from operations ................................      $  16,902        $   8,345        $  12,976
Restructuring costs ...................................             --            2,467               --
Depreciation and amortization .........................          4,952            4,853            4,803
                                                             ---------        ---------        ---------
                                                                21,854           15,665           17,779

Brand royalties .......................................          1,817            3,249            1,605
Foreign sales corporation commissions .................             --              439              661
Eliminated Allocations ................................            979            1,726            1,652
Other Corporate Allocations ...........................            832            1,678            1,193
Estimated costs to replace Smith & Nephew services ....           (400)            (800)            (800)
                                                             ---------        ---------        ---------
Adjusted EBITDA(b) ....................................      $  25,082        $  21,957        $  22,090
                                                             =========        =========        =========


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

The following table summarizes certain of the Company's operating results by quarter for 1999 and 1998.

                                                      YEARS ENDED DECEMBER 31, 1999
                                ----------------------------------------------------------------
                                 FIRST         SECOND         THIRD       FOURTH         TOTAL
                                QUARTER        QUARTER       QUARTER      QUARTER         YEAR
                                -------        -------       -------      -------        -------
                                                            (IN THOUSANDS)
Net revenues ................   $ 28,400      $ 25,858      $ 30,221      $ 29,773      $114,252
Gross profit ................     15,051        13,960        17,370        16,815        63,196
Income from operations ......      3,080         2,739         5,637         5,446        16,902
Number of operating days ....         64            61            66            60           251

                                                      YEARS ENDED DECEMBER 31, 1998
                                     -----------------------------------------------------------------
                                      FIRST         SECOND        THIRD        FOURTH          TOTAL
                                     QUARTER        QUARTER      QUARTER       QUARTER          YEAR
                                     -------        -------      -------       -------        --------
                                                             (IN THOUSANDS)
Net revenues ..................      $ 24,502      $ 23,388      $ 24,678      $ 28,217      $100,785
Gross profit ..................        12,940        13,008        13,272        15,620        54,840
Income from operations ........            79         1,931         2,174         4,161         8,345
Number of operating days ......            60            63            63            65           251

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET REVENUES. Net revenues increased $13.5 million, or 13.4%, to $114.3 million in 1999 from $100.8 million in 1998. Net revenues for the rigid knee bracing segment increased $0.8 million over the prior year due to increased sales of ligament braces, including the introduction of the 4-TITUDE brace and post-operative braces. Soft goods sales increased by $5.4 million over the prior year due primarily to increased sales volumes of neoprene bracing products, wrist splints, ankle braces and other soft good supports, including the introduction of the On-Track system. These increases primarily reflect the effect of national contracts entered into in the second half of 1998 as well as the growth of the OfficeCare program. Specialty and other orthopedic products sales increased by $7.2 million over the prior year due primarily to the recently introduced Painbuster(TM) Pain Management Systems, cold therapy units and to increased sales of lower extremity walkers as well as growth of the OfficeCare program.

GROSS PROFIT. Gross profit increased $8.4 million, or 15.2%, to $63.2 million in 1999 from $54.8 million in 1998. Gross profit margin, exclusive of brand royalties and other cost of goods sold not allocable to specific product lines, decreased to 59.1% in 1999 from 59.6% in 1998. Gross profit for the rigid knee bracing segment increased $1.3 million, with gross profit margin increasing to 72.3% from 70.9%. These increases reflected the improved product mix. Gross profit for the soft goods segment increased $2.6 million as a result of increased sales volume, with gross profit margin consistent at 48.6% between periods. Gross profit for the specialty and other orthopedic products segment increased $3.5 million, with gross profit margin decreasing to 49.7% from 50.0%, reflecting increased sales of lower margin products. As a result of the consummation of the recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, charges for brand royalties are no longer incurred by the Company. Other cost of goods sold not allocable to specific product lines increased to $2.5 million in 1999 from $2.0 million in 1998. This increase is primarily due to costs associated with support of the SKU reduction plan, the OfficeCare program and the amortization of the Painbuster(TM) Pain Management System distribution rights.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $2.1 million, or 8.4%, to $27.4 million in 1999 from $25.3 million in 1998. The increase primarily reflected an increase in commissions associated with higher sales of DonJoy products in the United States and increased costs associated with the OfficeCare program.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.3 million, or 1.6%, to $16.8 million in 1999 from $16.5 million in 1998. The increase was primarily due to an increase in salaries and benefits offset by a reduction in corporate allocations from Smith & Nephew of $1.9 million. General and administrative expenses declined as a percentage of revenues to 14.7% from 16.4% primarily due to the reduction in Smith & Nephew allocations.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately equal over the two periods. Significant resources within the department were re-deployed to focus primarily on the development of the VISTA System as well as the development and release of the new 4-TITUDE brace in 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET REVENUES. Net revenues increased $8.2 million, or 8.8%, to $100.8 million in 1998 from $92.6 million in 1997. Net revenues in the rigid knee bracing segment increased marginally between the periods. Lower unit sales of ligament and OA braces were offset by an increase in unit sales of post-operative braces and an overall improvement in product mix. Soft goods sales increased by $2.5 million over the prior year period due to increased sales volumes of wrist splints, slings and immobilizers and other soft good supports. The increased sales volumes of these products were primarily the result of growth in the OfficeCare program. Specialty and other orthopedic products sales increased $5.3 million over the prior year period primarily due to increased sales volumes of lower extremity walkers, shoulder products, cold therapy units and other specialty products. In addition, the introduction of the PainBuster(TM) Pain Management System during the fourth quarter of 1998 contributed to increased sales within this segment.

GROSS PROFIT. Gross profit increased $1.1 million, or 2.1%, to $54.8 million in 1998 from $53.7 million in 1997. Gross profit margin, exclusive of brand royalties and other cost of goods sold not allocable to specific product lines, decreased to 59.6% in 1998 from 60.0% in 1997. Gross profit for the rigid knee bracing segment increased $0.6 million, with gross profit margin increasing to 70.9% from 70.2%. These increases reflected the improved product mix. Gross profit for the soft goods segment increased $1.1 million, with gross profit margin decreasing to 48.6% from 49.0%, reflecting increased sales of lower margin products. Gross profit for the specialty and other orthopedic products segment increased $2.8 million, with gross profit margin increasing to 50.0% from 48.6%. These changes reflected the change in product mix. Brand royalties charged by Smith & Nephew which are included within cost of goods sold increased to 3.2% of revenues from 1.7% over the prior year period. Other cost of goods sold not allocable to specific product lines increased to $2.0 million in 1998 from $0.3 million in 1997. This increase primarily resulted from the disruption caused as the Company totally integrated manufacturing operations of the DonJoy and ProCare brands which were previously separate. By the fourth quarter of 1998, manufacturing operations had returned to previous levels.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $2.4 million, or 10.6%, to $25.3 million in 1998 from $22.9 million in 1997. This increase primarily reflected an increase in commissions associated with higher sales of DonJoy products in the United States, as well as advertising and delivery expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.7 million, or 4.3%, to $16.5 million in 1998 from $15.8 million in 1997. The increase was primarily due to $0.3 million in year 2000 compliance costs, $0.2 million in moving costs related to the Company's consolidation of its two U.S. facilities and a $0.2 million increase in corporate allocations from Smith & Nephew. However, these expenses declined as a percentage of revenues to 16.4% from 17.1%.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately equal over the two periods. As a result of the Company's research and development efforts, the OPAL OA knee brace, the enhanced Defiance custom knee brace and the TROM post-operative brace were introduced during 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. At December 31, 1998, the Company had long-term intercompany obligations to Smith & Nephew of $44.0 million. On June 29, 1999, all long-term intercompany obligations and certain other current liabilities owed to Smith & Nephew were contributed to members equity in accordance with the recapitalization agreement. The Company's current and long-term indebtedness at December 31, 1999 was $113.3 million.

Net cash provided by operating activities was $16.1 million, $3.7 million, and $11.1 million in 1999, 1998, and 1997, respectively. The increase of $12.4 million in 1999 reflects the increase in net income in 1999 as compared to 1998, a decrease in inventories and intercompany obligations along with a general increase in working capital. The decrease of $7.3 million in 1998 was primarily due to the decrease in net income in 1998 as compared to 1997, the increased levels in accounts receivable and inventories offset in part by an increase in accounts payable and the effect of the restructuring in 1998.

Cash flows used in investing activities were $4.8 million, $4.0 million, and $2.3 million in 1999, 1998, and 1997, respectively. Capital expenditures in 1999 primarily reflected payments relating to the purchase of new enterprise resource planning software and the exclusive North American distribution rights for the PainBuster(TM) Pain Management System. Capital expenditures in 1998 reflected leasehold improvements on the expanded Vista, California facility. The increase of $1.7 million in 1998 as compared to 1997 related to increased capital expenditures related to leasehold improvements on the expanded Vista facility and a payment relating to the purchase of intellectual property rights from IZEX Technologies to design, manufacture and distribute the VISTA System.

Cash flows provided by (used in) financing activities were $(6.2) million, $0.2 million, and $(8.4) million in 1999, 1998, 1997, respectively. The changes are primarily a result of the change in intercompany obligations. Prior to the recapitalization, the Company participated in Smith & Nephew's central cash management program, wherein all of the Company's cash receipts were remitted to

Smith & Nephew and all cash disbursements were funded by Smith & Nephew. Following the recapitalization, the Company no longer participates in Smith & Nephew's cash management program. See Note 9 of Notes to Consolidated Financial Statements.

Interest payments on the Notes and on borrowings under the new credit facility have significantly increased the Company's liquidity requirements. The new credit facility provides for the term loan of $15.5 million, which was borrowed in connection with the recapitalization, and up to $25.0 million of revolving credit borrowings under the new revolving credit facility, which are available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of December 31, 1999, the Company had no borrowings outstanding under the new revolving credit facility. Borrowings under the term loan and the new revolving credit facility bear interest at variable rates plus an applicable margin. See Note 3 of Notes to Consolidated Financial Statements.

The following table sets forth the principal payments on the term loan for the years 2000 through its maturity in 2005:

                                                      PRINCIPAL
             YEAR                                      PAYMENT
             ----                                     ---------
             2000...................................  $  500,000
             2001...................................     500,000
             2002...................................     500,000
             2003...................................     500,000
             2004...................................   6,750,000
             2005...................................   6,500,000

In addition, commencing with the year ended December 31, 1999, the Company is required to make annual mandatory prepayments of the term loan under the new credit facility in an amount equal to 50% of excess cash flow (as defined in the new credit facility) (75% if the Company's leverage ratio exceeds a certain level). The Company had no excess cash flow at December 31, 1999. In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by DonJoy, the Company or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by DonJoy, the Company or any of its subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required by the Company at December 31, 1999. The new credit facility and the indenture impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the new credit facility requires the Company to maintain certain financial ratios. Indebtedness under the new credit facility is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

The Company incurred fees and expenses of $8.8 million in connection with the recapitalization. Approximately $7.3 million, principally relating to financing fees and expenses, has been capitalized and will be amortized over the terms of the related debt instruments.

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

MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations. Primary exposure following consummation of the Transactions includes changes in interest rates. The Company, as a matter of policy, does not enter into derivative or other financial investments for trading or speculative purposes. The Company will manage its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of December 31, 1999, the Company had $100 million principal amount of fixed rate debt represented by the new notes and $15.3 million of variable rate debt represented by borrowings under the new credit facility. Up to $25.0 million of variable rate borrowings is available under the new revolving credit facility. The Company may use derivative financial instruments, where appropriate, to manage its interest rate risks.

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

YEAR 2000

During fiscal 1999, the Company continued its company-wide program to prepare the Company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems would properly and accurately process information when the year changed to 2000. At the date of this report, the Company had not yet experienced any material problems related to the year 2000. The Company has not become aware of any significant year 2000 issues affecting the Company's major customers or suppliers. The Company also has not received any material complaints regarding any year 2000 issues related to its products. Year 2000 related costs through February 29, 2000 were approximately $360,000 and have been expensed as incurred. These costs included labor expended in contacting customers and suppliers, testing systems and software, and software upgrades for year 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the Company's balance sheet at fair value. The Financial Accounting Standards Board has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2000. The impact on the Company's financial statements is not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations. Primary exposure following consummation of the recapitalization includes changes in interest rates. The Company is exposed to interest rate risk in connection with the term loan which bears interest at floating rates based on London Inter-Bank Offered Rate ("LIBOR") or the prime rate plus an applicable borrowing margin. The Company will manage its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of December 31, 1999, the Company had $100 million principal amount of fixed rate debt represented by the Notes and $15.3 million of variable rate debt represented by borrowings under the new credit facility (at an interest rate of 9.75% as of December 31, 1999). Based on the Company's current balance outstanding under the term loan, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $0.2 million on an annual basis. Up to $25.0 million of variable rate borrowings is available under the new revolving credit facility. The Company may use derivative financial instruments, where appropriate, to manage its interest rate risks. The Company does not attempt to mitigate this risk through hedging transactions. All of the Company's sales are denominated in U.S. dollars, thus the Company is not subject to any foreign currency exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following documents are filed as part of this report:

DESCRIPTION                                                                           PAGE
-----------                                                                           ----
Report of Ernst & Young LLP, Independent Auditors...............................       44
Consolidated Balance Sheets as of December 31, 1999 and 1998....................       45
Consolidated Statements of Income for the years ended December 31,
     1999, 1998 and 1997........................................................       46
Statements of Changes in Consolidated Members' Equity (Deficit) for the
     years ended December 31, 1999, 1998 and 1997...............................       47
Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997...........................................       48
Notes to Consolidated Financial Statements......................................       49

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Managers
DonJoy, L.L.C.

We have audited the accompanying consolidated balance sheets of DonJoy, L.L.C. as of December 31, 1999 and 1998, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DonJoy, L.L.C. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/ ERNST & YOUNG LLP

San Diego, California
February 15, 2000

                                 DONJOY, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                            December 31,   December 31,
                                                                                1999           1998
                                                                            -----------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................      $   5,927       $     809
   Accounts receivable, net of allowance for doubtful
      accounts of $989 and $356 at December 31, 1999 and
       1998, respectively .............................................         20,056          17,543
   Accounts receivable, related parties ...............................          1,350           2,301
   Inventories, net ...................................................         13,664          14,368
   Other current assets ...............................................            917             811
                                                                             ---------       ---------
Total current assets ..................................................         41,914          35,832
Property, plant and equipment, net ....................................          7,297           7,400
Intangible assets, net ................................................         33,195          33,758
Debt issuance costs, net ..............................................          6,875              --
Other assets ..........................................................            135              66
                                                                             ---------       ---------
Total assets ..........................................................      $  89,416       $  77,056
                                                                             =========       =========

LIABILITIES AND MEMBERS' EQUITY (DEFICIT) Current liabilities:
   Accounts payable ...................................................      $   6,242       $   7,167
   Accounts payable, related parties ..................................            169             137
   Accrued compensation ...............................................          2,443           1,385
   Accrued commissions ................................................            954           1,191
   Long-term debt, current portion ....................................            500              --
   Accrued interest ...................................................            526              --
   Intercompany obligations ...........................................             --           6,850
   Restructuring reserve ..............................................             --           1,639
   Other accrued liabilities ..........................................          3,667           1,838
                                                                             ---------       ---------
Total current liabilities .............................................         14,501          20,207
12 5/8% Senior Subordinated Notes ......................................         98,055              --
Intercompany obligations, less current portion ........................             --          44,017
Long-term debt, less current portion ..................................         14,750              --
Redeemable Preferred Units; 100,000 units authorized, 40,184 units issued and outstanding at December 31, 1999; liquidation
     preference $33,684 at December 31, 1999 ..........................         32,539              --

Commitments and contingencies

Members' equity (deficit):
   Common units; 2,900,000 units authorized, 718,000 units issued
      and outstanding at December 31, 1999 ............................         66,521              --
   Notes receivable from officers .....................................         (1,400)             --
   Retained earnings (deficit) ........................................       (135,550)         12,832
                                                                             ---------       ---------
Total members' equity (deficit) .......................................        (70,429)         12,832
                                                                             ---------       ---------
Total liabilities and members' equity (deficit) .......................      $  89,416       $  77,056
                                                                             =========       =========



                             See accompanying notes.

                                 DONJOY, L.L.C.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)



                                                             Years Ended December 31,
                                                       1999            1998           1997
                                                    ---------       ---------      ---------
Net revenues:
    Third parties ............................      $ 105,904       $  90,083      $  80,817
    Related parties ..........................          8,348          10,702         11,807
                                                    ---------       ---------      ---------
Total net revenues ...........................        114,252         100,785         92,624
Cost of goods sold ...........................         51,056          45,945         38,913
                                                    ---------       ---------      ---------
Gross profit .................................         63,196          54,840         53,711
Operating expenses:
    Sales and marketing ......................         27,424          25,296         22,878
    General and administrative ...............         16,755          16,484         15,802
    Research and development .................          2,115           2,248          2,055
    Restructuring costs ......................             --           2,467             --
                                                    ---------       ---------      ---------
Total operating expenses .....................         46,294          46,495         40,735
                                                    ---------       ---------      ---------
Income from operations .......................         16,902           8,345         12,976
Interest expense .............................         (7,568)             --         (2,072)
Interest income ..............................            181              --             --
                                                    ---------       ---------      ---------
Income before income taxes ...................          9,515           8,345         10,904
Provision for income taxes ...................          2,387           3,394          4,367
                                                    ---------       ---------      ---------
Net income and comprehensive net income ......          7,128           4,951          6,537

Less: Preferred unit dividends and accretion
       of preferred unit fees ................         (2,343)            N/A            N/A
                                                    ---------       ---------      ---------
Net income available to members ..............      $   4,785             N/A            N/A
                                                    =========       =========      =========



                             See accompanying notes.

                                 DONJOY, L.L.C.
         STATEMENTS OF CHANGES IN CONSOLIDATED MEMBERS' EQUITY (DEFICIT)
                     (in thousands, except unit information)



                                                                                                                       TOTAL
                                                                                         NOTES         RETAINED       MEMBERS'
                                                               COMMON UNITS            RECEIVABLE      EARNINGS        EQUITY
                                                            UNITS         AMOUNT      FROM OFFICER     (DEFICIT)     (DEFICIT)
                                                         ----------     ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1996 ........................            --     $       --             $-     $    1,344     $    1,344
Net income ..........................................            --             --             --          6,537          6,537
                                                         ----------     ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1997 ........................            --             --             --          7,881          7,881
Net income ..........................................            --             --             --          4,951          4,951
                                                         ----------     ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1998 ........................            --             --             --         12,832         12,832
Capital contribution by Smith & Nephew, Inc. ........
   in connection with the Recapitalization ..........     2,054,000         64,117             --        (16,264)        47,853
Issuance of common units at $100 per unit,
   net of transaction fees of $1,563 ................       645,500         62,987             --             --         62,987
Purchase of common units from Smith &
   Nephew, Inc ......................................    (2,000,000)       (62,433)            --       (136,707)      (199,140)
Issuance of common units at $100 per unit,
   in exchange for cash and notes receivable ........        18,500          1,850         (1,400)            --            450
Preferred unit dividends and accretion
   of preferred unit fees ...........................            --             --             --         (2,343)        (2,343)
Net income (excluding $196 allocated to preferred
   unit holders) ....................................            --             --             --          6,932          6,932
                                                         ----------     ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1999 ........................       718,000     $   66,521     $   (1,400)    $ (135,550)    $  (70,429)
                                                         ==========     ==========     ==========     ==========     ==========


                             See accompanying notes.

                                 DONJOY, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             Years Ended December 31,
                                                                                      1999            1998            1997
                                                                                    --------        --------        --------
OPERATING ACTIVITIES
Net income ..................................................................       $  7,128        $  4,951        $  6,537
Adjustments to reconcile net income to net cash provided by
        operating activities:
   Depreciation and amortization ............................................          4,952           4,853           4,803
   Amortization of debt issuance costs and discount on Senior
       Subordinated Notes ...................................................            510              --              --
   Restructuring costs ......................................................             --           2,467              --
   Changes in operating assets and liabilities:
     Accounts receivable ....................................................         (2,514)         (4,239)         (1,440)
     Inventories ............................................................            704          (2,760)           (591)
     Other current assets ...................................................           (106)            (97)            444
     Accounts payable .......................................................           (925)            623           2,341
     Accrued interest .......................................................            526              --              --
      Accrued compensation ..................................................          1,057            (174)            422
      Accrued commissions ...................................................           (237)           (377)            110
     Intercompany activity ..................................................          3,498            (449)           (699)
     Restructuring reserve ..................................................           (339)         (1,197)             --
     Other accrued liabilities ..............................................          1,811             147            (851)
                                                                                    --------        --------        --------
Net cash provided by operating activities ...................................         16,065           3,748          11,076

INVESTING ACTIVITIES
Purchases of property, plant and equipment ..................................         (2,502)         (3,189)         (2,273)
Increase in intangible assets ...............................................         (2,204)           (960)             --
Other assets ................................................................            (70)            100             (49)
                                                                                    --------        --------        --------
Net cash used in investing activities .......................................         (4,776)         (4,049)         (2,322)

FINANCING ACTIVITIES
Net proceeds from Senior Subordinated Notes .................................         97,953              --              --
Proceeds from long-term debt ................................................         15,500              --              --
Repayment of long-term debt .................................................           (250)             --              --
Debt issuance costs .........................................................         (7,283)             --              --
Purchase of common units from Former Parent .................................       (199,140)             --              --
Net proceeds from issuance of common units ..................................         63,437              --              --
Net proceeds from issuance of preferred units ...............................         30,000              --              --
Intercompany obligations ....................................................         (6,388)            200          (8,401)
                                                                                    --------        --------        --------
Net cash (used in) provided by financing activities .........................         (6,171)            200          (8,401)
                                                                                    --------        --------        --------
Net increase (decrease) in cash .............................................          5,118            (101)            353
Cash at beginning of period .................................................            809             910             557
                                                                                    --------        --------        --------
Cash at end of period .......................................................       $  5,927        $    809        $    910
                                                                                    ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid ............................................................       $  6,530        $     --        $     --
                                                                                    ========        ========        ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Settlement of note payable through intercompany obligations ..............       $     --        $     --        $ 38,000
                                                                                    ========        ========        ========
   Capital contribution in connection with the Recapitalization .............       $ 47,853        $     --        $     --
                                                                                    ========        ========        ========
   Common units issued in exchange for notes receivable ....................        $  1,400        $     --        $     --
                                                                                    ========        ========        ========
   Dividends and accretion of preferred unit fee related to redeemable
        preferred units .....................................................       $  2,343        $     --        $     --
                                                                                    ========        ========        ========



                             See accompanying notes

                                 DONJOY, L.L.C.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DonJoy, L.L.C. (the "Company") designs, manufactures and markets various lines of external recovery products and accessories. The Company was established in December 1982 as DonJoy, Inc. The Company was acquired by Smith & Nephew, Inc. (formerly Smith & Nephew Consolidated, Inc., the "Former Parent") effective September 18, 1987 through a purchase of all the then outstanding shares of the Company's stock. Smith & Nephew, Inc. is a wholly-owned subsidiary of Smith & Nephew plc., a United Kingdom company. In November 1996, Smith & Nephew DonJoy, Inc. was merged into Smith & Nephew, Inc. and began to operate as a division. Effective December 29, 1998, the Former Parent contributed the Company's net assets and shares of a Mexican subsidiary into DonJoy, L.L.C. a newly formed Delaware limited liability company and became the sole member of the new entity.

DonJoy, L.L.C. will be dissolved on December 31, 2030, unless prior to that date certain events occur as defined in the Second Amended and Restated Operating Agreement dated as of July 30, 1999. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely debts, obligations and liabilities of the Company, and no member or manager of DonJoy, L.L.C. shall be obligated personally for any such debt, obligation or liability of the Company solely by reason of being a member or manager.

Recapitalization

On June 30, 1999, the Company consummated a $215.3 million recapitalization (the "Recapitalization"). Under the Recapitalization, new investors, including Chase DJ Partners, L.L.C. ("CDP") and affiliates of CDP, invested new capital of $94.6 million in the Company. In addition, certain members of management invested net equity of $0.5 million, by purchasing $1.8 million in equity which was financed in part by $1.4 million in interest-bearing, full recourse loans from the Company. The Company's "Former Parent" retained 54,000 common units, which represent approximately 7.5% of total units outstanding in the Company. In connection with the recapitalization transactions, the Company established dj Orthopedics, LLC ("dj Ortho") and DJ Orthopedics Capital Corporation ("DJ Capital"). The Company sold all of its net assets to dj Ortho for cash, which was funded with the net proceeds of $100.0 million of 12 5/8% Senior Subordinated Notes (the "Notes") issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. The Notes are fully and unconditionally guaranteed by the Company. dj Ortho is a wholly-owned subsidiary of the Company and represents substantially all of the revenues and net income of the Company. DJ Capital is a wholly-owned subsidiary of dj Ortho, has no significant assets or operations and was formed solely for the purpose of being a co-issuer of the Notes (see Note
3).

The proceeds of the equity investment together with $113.5 million of net proceeds from debt financing were used for approximately $199.1 million of consideration paid to redeem a portion of members' equity from the Company's Former Parent, and approximately $8.8 million of costs and fees paid in association with the Recapitalization.

The accompanying consolidated financial statements present the historical consolidated financial position and results of operations of dj Ortho and include the accounts of dj Ortho and the accounts of its wholly-owned Mexican subsidiary that manufactures a portion of dj Ortho's products under Mexico's maquiladora program. The maquiladora program allows foreign manufacturers to take advantage of Mexico's lower cost production sharing capabilities. The accompanying results of operations reflect only the operations of the business involved in the Recapitalization transactions and exclude any operations remaining in the control of the Former Parent. All intercompany accounts and transactions have been eliminated in consolidation. Certain expenses reflected in the accompanying consolidated statements of income are allocations from the Former Parent and Smith & Nephew plc and therefore differ from the expenses dj Ortho currently incurs as an autonomous entity (see Note 9).

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents are short-term, highly liquid investments and consist of investments in money market funds and commercial paper purchased with average maturities of three months or less.

Fair Value of Financial Instruments

In accordance with requirements of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, the following methods and assumptions were used by dj Ortho in estimating the fair value disclosures:

- Cash and Short-Term Receivables. The carrying amounts approximate fair values because of short maturities of these instruments and the reserves for doubtful accounts which, in the opinion of management, is adequate to state short-term receivables at their fair value.

- Long-Term Debt. Based on the borrowing rates currently available to dj Ortho for loans with similar terms and average maturities, management of dj Ortho believes the fair value of long-term debt approximates its carrying value at December 31, 1999.

Long-Lived Assets

Property, plant and equipment and intangible assets are recorded at cost. dj Ortho provides for depreciation on property, plant and equipment and intangible assets using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their estimated useful life or the term of the related lease.

dj Ortho periodically reviews its long-lived assets, including intangibles, for indicators of impairment. If indicators exist, an analysis of future undiscounted cash flows would be performed. If such future undiscounted cash flows are less than the net book value of the assets, the carrying value would be reduced to estimated fair value.

Computer Software Costs

In 1999, dj Ortho adopted the American Institute of Certified Public Accountants Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. During 1999, there was minimal impact from the adoption of SOP 98-1. However, in future years, dj Ortho may have significant capitalized computer software costs.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. In connection with the Recapitalization transactions described in Note 1, dj Ortho changed its method of valuing its inventory from the last-in, first-out method (LIFO) to the FIFO method because management believes the FIFO method is preferable. This change was implemented during 1998, retroactively for all periods presented. The effect of the change was an increase (decrease) in net income of $346,000 in 1998 and $(125,000) in 1997.

Revenue Recognition

Revenues and costs are recognized as products are shipped. Revenues from third-party payors are recorded net of contractual allowances. Estimated returns are accrued in the period sales are recognized in accordance with the terms of SFAS No. 48, "Revenue Recognition When Right of Return Exists". Some products have a limited warranty and estimated warranty costs are accrued in the period sales are recognized.

Advertising Expense

The cost of advertising is expensed as incurred. dj Ortho incurred $152,000, $122,000 and $95,000 in advertising costs for the years ended December 31, 1999, 1998 and 1997.

Foreign Currency Translation

dj Ortho has determined that the functional currency of its Mexican operations is the U.S. dollar. Transaction gains and losses are reported as income or expense in the periods presented.

Concentration of Credit Risk

dj Ortho sells the majority of its products in the United States through 26 commissioned sale organizations (referred to as agents). Products which are generic are sold through large distributors, specialty dealers and buying groups. International sales comprise 16%, 18% and 18% in 1999, 1998 and 1997, respectively, of total revenues and are primarily sold through independent distributors. Credit is extended based on an evaluation of the customer's financial condition and generally collateral is not required. dj Ortho also provides a reserve for estimated sales returns. Both credit losses and returns have been within management's estimates.

During the three years ended December 31, 1999, dj Ortho had no individual customer, supplier or distributor which accounted for 10% or more of total annual revenues.

Stock-Based Compensation

dj Ortho has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of valuation models that were not developed for use in valuing employee options. Under APB 25, when the exercise price of dj Ortho's employee options, is not less than the fair value for the underlying stock on the date of grant, no compensation expense is recognized.

Income Taxes

dj Ortho's Former Parent files a consolidated federal income tax return which includes all of its eligible subsidiaries and divisions, which prior to the recapitalization included dj Ortho. The provision for income taxes has been presented assuming dj Ortho filed a separate federal income tax return. The recapitalization had no impact on the historical basis of dj Ortho's assets and liabilities as reflected in the consolidated financial statements except for the elimination of the restructuring reserve and intercompany accounts. However, as a result of the recapitalization, for federal income tax purposes, dj Ortho has recorded an increase in the tax basis of its inventory, fixed and intangible assets in an amount approximately equal to the taxable gain recognized by Smith & Nephew on the sale of its interest in DonJoy. The increase in tax basis as of December 31, 1999 is as follows (in thousands):

Inventory                                                               $  3,670
Property, plant and equipment                                              4,145
Goodwill                                                                 130,543
                                                                        --------
                                                                        $138,358
                                                                        ========

As a result, after the recapitalization, for tax purposes dj Ortho is able to depreciate assets with a higher tax basis than for financial reporting purposes. Prior to the recapitalization, dj Ortho's results of operations include a provision for income taxes assuming that dj Ortho had filed a separate federal income tax return. As a limited liability company, dj Ortho is not subject to income taxes. Instead, dj Ortho's earnings will be allocated to its members and included in the taxable income of its members. The indenture and the new credit facility permits dj Ortho to make distributions to DonJoy and DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including dj Ortho.

Comprehensive Income

dj Ortho has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income for the years ended December 31, 1999, 1998 and 1997 did not differ from reported net income.

Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on dj Ortho's balance sheet at fair value. The Financial Accounting Standards Board has subsequently delayed implementation of the Statement for the financial years beginning after June 15, 2000. dj Ortho expects to adopt the new Statement effective January 1, 2000. The impact on dj Ortho's financial statements is not expected to be material.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

2. FINANCIAL STATEMENT INFORMATION

Inventories

Inventories consist of the following (in thousands):

                                                December 31,      December 31,
                                                     1999             1998
                                                 --------         --------
Raw materials ...........................        $  6,392         $  6,321
Work-in-progress ........................           1,446            1,615
Finished goods ..........................           6,817            6,988
                                                 --------         --------
                                                   14,655           14,924
Less reserve for excess and obsolete ....            (991)            (556)
                                                 --------         --------
                                                 $ 13,664         $ 14,368
                                                 ========         ========

Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):


                                                                December 31,         December 31,
                                                                   1999                 1998
                                                                 --------             --------
Buildings and leasehold improvements ................            $  3,577             $  5,285
Office furniture, fixtures, equipment and other .....              15,817               14,488
Construction in progress ............................               1,297                  337
                                                                 --------             --------
                                                                   20,691               20,110
Less accumulated depreciation and amortization ......             (13,394)             (12,710)
                                                                 --------             --------
                                                                 $  7,297             $  7,400
                                                                 ========             ========

Intangible Assets

Intangible assets arose primarily from the initial acquisition of dj Ortho in 1987 and dj Ortho's acquisition of Professional Care Products, Inc. in 1995. dj Ortho acquired a license in 1999 related to the I-Flow technology. Intangible assets consist of the following (in thousands):

                                                Useful
                                                 Life                       December 31,
                                              (in years)              1999                 1998
                                              ---------               ----                 ----
Goodwill ..........................                  20             $ 24,742             $ 24,742
Patented technology ...............                5-20               14,437               14,437
Customer base .....................                  20               11,600               11,600
Licensing agreements ..............                   5                2,000                   --
Assembled workforce ...............                   6                  250                  250
Other .............................                5-20                  399                  195
                                                                    --------             --------
                                                                      53,428               51,224
                                                                    --------             --------
Less: accumulated amortization ....                                  (20,233)             (17,466)
                                                                    --------             --------
                                                                    $ 33,195             $ 33,758
                                                                    ========             ========


3. FINANCING ARRANGEMENTS

Principal balances under dj Ortho's long-term financing arrangements consist of the following:

                                                                                            December 31,
                                                                                               1999
                                                                                            -----------
12 5/8% Senior Subordinated Notes due 2009, including $1,945
  of unamortized discount at December 31, 1999 .................................            $  98,055
Senior Credit Facility:
  Term loan due 2005, including interest rate of 9.75% at December 31, 1999 ....               15,250
  Revolving credit facility ....................................................                   --
                                                                                            ---------
                                                                                              113,305
Current portion of long-term debt ..............................................                 (500)
                                                                                            ---------
Long-term debt net of current portion ..........................................            $ 112,805
                                                                                            =========

12 5/8% SENIOR SUBORDINATED NOTES DUE 2009

On June 30, 1999, dj Ortho issued $100.0 million of 12 5/8% Senior Subordinated Notes due 2009 (the "Notes") to various investors in connection with the financing of the Recapitalization. The Notes were issued at a discount of $2.0 million which will be accreted to the Notes balance and amortized to interest expense over the life of the Notes. The Notes are general unsecured obligations of dj Ortho, subordinated in right of payment to all existing and future senior indebtedness of dj Ortho, pari passu in right of payment to all senior subordinated indebtedness of dj Ortho and senior in right of payment to all subordinated indebtedness.

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

Optional Redemption. On or after June 15, 2004, the Notes may be redeemed, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest and liquidated damages thereon, if any, to the redemption date if redeemed during the 12-month period commencing on June 15 of the years set forth below:

                                                                       Redemption
        Year                                                              Price
        ----                                                           ----------
        2004.....................................................       106.313%
        2005.....................................................       104.208%
        2006.....................................................       102.104%
        2007 and thereafter......................................       100.000%

SENIOR CREDIT FACILITY

In connection with the Recapitalization, dj Ortho entered into a Credit Agreement with First Union National Bank ("First Union") and the Chase Manhattan Bank ("Chase") and other lenders, pursuant to which dj Ortho may borrow up to $40.5 million consisting of a revolving credit facility of up to $25.0 million (the "Revolving Credit Facility") and a term loan in a principal amount of $15.5 million (the "Term Loan"). The Revolving Credit Facility includes options by dj Ortho to enter into revolving loans of up to $25.0 million, to enter into swingline loans and to obtain letters of credit from time to time. The Revolving Credit Facility provides for letters of credit in an aggregate stated amount at any time outstanding not in excess of the lesser of $5.0 million and the difference between $25.0 million and the sum of the outstanding principal amount of dj Ortho Revolving loans, letter of credit exposure and swingline exposure at such time. Letters of credit are payable on the date of issuance of such letters of credit; otherwise, the letters of credit bear interest at the rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base Certificate of Deposit Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. A commitment fee of 1/2% per annum on the average unused portion of the revolving loan is payable quarterly. The full amount of the Term Loan was borrowed as part of the financing from the Recapitalization. Borrowings under the Revolving Credit Facility and Term Loan bear interest at variable rates plus an applicable margin (9.75% as of December 31, 1999). As of December 31, 1999, there were no outstanding borrowings on the dj Ortho's Revolving Credit Facility.

Repayment. The Term Loan will mature on June 30, 2005 and is subject to mandatory repayments and reductions as defined in the Credit Agreement. The following table sets forth the principal payments on the Term Loan for the years 2000 through its maturity in 2005 (in thousands):


        2000.....................................................      $     500
        2001.....................................................            500
        2002.....................................................            500
        2003.....................................................            500
        2004.....................................................          6,750
        2005.....................................................          6,500
                                                                       ---------
        Total....................................................      $  15,250
                                                                       =========

In addition, commencing with the year ending December 31, 1999, the dj Ortho is required to make annual mandatory prepayments of the term loan under the new credit facility in an amount equal to 50% of excess cash flow (as defined in the new credit facility) (75% if dj Ortho's leverage ratio exceeds a certain level). dj Ortho had no excess cash flow at December 31, 1999. In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by DonJoy, dj Ortho or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by DonJoy, dj Ortho or any of its subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required by dj Ortho at December 31, 1999.

Security; Guarantees. The obligations of dj Ortho under the new credit facility are irrevocably guaranteed, jointly and severally, by DonJoy, DJ Capital and future subsidiaries. In addition, the new credit facility and the guarantees thereunder are secured by substantially all the assets of DonJoy, dj Ortho and DJ Capital.

Covenants. The new credit facility contains a number of covenants that, among other things, restrict the ability of dj Ortho and its subsidiaries to (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur or guarantee obligations; (iv) prepay other indebtedness or amend other debt instruments; (v) pay dividends or make other distributions (except for certain tax distributions); (vi) redeem or repurchase membership interests or capital stock, create liens on assets, make investments, loans or advances, make acquisitions;
(vii) engage in mergers or consolidations; (viii) change the business conducted by dj Ortho and its subsidiaries; (ix) make capital expenditures; (x) or engage in certain transactions with affiliates and otherwise engage in certain activities. In addition, the new credit facility requires dj Ortho and its subsidiaries to comply with specified financial ratios and tests, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test. The new credit facility also contains provisions that prohibit any modifications of the Notes in any manner adverse to the lenders under the new credit facility and that limit the dj Ortho's ability to refinance or otherwise prepay the Notes without the consent of such lenders.

4.      MEMBERS' EQUITY (DEFICIT)

dj Ortho is a limited liability company formed under the Delaware Limited Liability Company Act (as amended from time to time, the "Limited Liability Act") and is governed by the Second Amended and Restated Operating Agreement dated July 30, 1999 (the "LLC Agreement").

Common and Preferred Units

dj Ortho is authorized to issue up to 2,900,000 common units and up to 100,000 preferred units. As of December 31, 1999, 718,000 common units and 40,184 preferred units were issued and outstanding, and 15% of the common units on a fully diluted basis have been reserved for issuance to employees, directors and independent consultants and contractors of dj Ortho or any subsidiary thereof pursuant to the 1999 Option Plan.

The preferred units accrue a cumulative quarterly preferred return at a fixed rate of 14.0% per annum, subject to increase to 16.0% per annum upon the occurrence of certain events of non-compliance. Total dividends for the year ended December 31, 1999 were $2.3 million. Payment of the preferred dividends is made at the discretion of the Board of Managers. The proceeds received from the sale of the Redeemable Preferred Units are net of $1.4 million of preferred unit fees paid to CB Capital and First Union Investors. These preferred unit fees are being accreted over a period of 114 months, beginning July 1, 1999 and ending on December 31, 2008. The accretion of these preferred units for the year ended December 31, 1999 was $0.07 million and are included in dividends. In addition to the rights with respect to the preferred return (including related tax distributions and distributions to the holders of preferred units of their original capital investment), the preferred units will share ratably with the common units in any distributions (including tax distributions and upon liquidation) made by dj Ortho in respect of common units (the Redeemable Preferred Units Participating Interest).

The preferred units are subject to mandatory redemption ten and one-half years following the closing of the recapitalization and may be redeemed at dj Ortho's option at any time ("Redeemable Preferred Unit"). Upon a change of control, holders of Redeemable Preferred Units will have the right, subject to certain conditions, to require dj Ortho to redeem their Redeemable Preferred Units (including the Redeemable Preferred Units Participating Interest). In addition, at any time following the sixth anniversary of the closing of the recapitalization, holders will have the right, subject to certain conditions, to require dj Ortho to redeem their Redeemable Preferred Units Participating Interest. Unless equity proceeds or other funds are available to dj Ortho for the purpose, the ability of dj Ortho to make any of the foregoing payments will be subject to receipt of distributions from dj Ortho in amounts sufficient to make such payments and such distributions will be subject to the restrictions contained in the new credit facility and the indenture.

Upon the occurrence of any Liquidation Event (as defined in the Second Amended and Restated Operating Agreement of DonJoy, L.L.C. dated July 30, 1999), the holders of redeemable preferred units are entitled to receive payment, before any payments shall be made to the holders of common units, equal to the original costs of such preferred unit plus any unpaid cumulative dividends. In addition, dj Ortho has the option to redeem the redeemable preferred units prior to the redemption date based upon the following percents which would be applied the the total of the original costs of such preferred unit plus any unpaid cumulative dividends:

      Prior to June 30, 2000                            105%
      From June 30, 2000 and prior to June 30, 2001     104%
      From June 30, 2001 and prior to June 30, 2002     103%
      From June 30, 2002 and prior to June 30, 2003     102%
      From June 30, 2003 and prior to June 30, 2004     101%
      On or after June 30, 2004                         100%

Voting. Except as otherwise required by applicable law or as set forth in the operating agreement or the members' agreement, holders of Common Units and Redeemable Preferred Units shall vote together as a single class on all matters to be voted on by the members, with each unit being entitled to one vote.

Tax Distributions. Subject to receipt of distributions from dj Ortho to the extent permitted by restrictions contained in the new credit facility and the indenture, dj Ortho will make distributions in agreed upon amounts to its members to enable them to pay income taxes payable in respect of their allocable share of the taxable income of dj Ortho and its subsidiaries.

Unit Options

On June 29, 1999, under DonJoy, L.L.C.'s 1999 Option Plan, 133,799 common units were reserved for issuance upon exercise of options granted by dj Ortho. The plan is administered by the Compensation Committee appointed from time to time by the Board of Managers. The plan expires on June 30, 2014 unless earlier terminated by the Board of Managers. The plan provides for the grant of nonqualified options to officers, directors, and employees of, and consultants and advisors to, dj Ortho.

Options will be granted in amounts to be agreed upon by the Compensation Committee. Options will vest either:

       - 25% beginning on June 30, 2000 and thereafter ratably over a 3 year period (Tier I), or

       - Tier II and III options which cliff vest on December 31, 2007; however, accelerated vesting can be achieved upon completion of certain events, or

       -      Time-vested based upon achievement of certain sales targets.

As of December 31, 1999, 13,287 units are available for future grant under the option plan. The following table summarizes option activity through December 31, 1999:

                                                                                     Weighted
                                                                                     Average
                                                                                     Exercise
                                               Number                               Price per
                                              of Units         Price per Unit          Unit
                                              ---------        --------------       --------
Outstanding as of December 31, 1998                 --
Granted                                        120,512            $   100            $   100
Exercised                                           --                 --                 --
Cancelled                                           --                 --                 --
                                               -------            -------            -------
Outstanding at December 31, 199                120,512            $   100            $   100
                                               =======            =======            =======

Following is a further breakdown of the options outstanding as of December 31, 1999:



                                                                                                  Weighted
                                      Weighted        Weighted                      Weighted      Average
      Range of                         Average         Average                      Average       Exercise
      Exercise         Units          Remaining       Exercise        Options       Exercise      Price per
       Prices       Outstanding     Life in Years       Price       Exercisable       Price          Unit
     -----------    -----------     -------------     ---------     -----------     --------      ---------
        $100          120,512           14.52           $100            ---            $100          $100

Adjusted pro forma information regarding net income is required by SFAS 123 and has been determined as if dj Ortho had accounted for its employee options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the minimum value model for option pricing with the following assumptions for 1999: a risk-free interest rate of 6.25%; a dividend yield of zero; and a weighted average life of the option of 4 years for Tier I options and 8.5 years for Tier II and Tier III options.

Option valuation models require the input of highly subjective assumption. Because dj Ortho's employee options have characteristics significantly different for those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee options.

For purposes of adjusted pro forma disclosures the estimated fair value of the options is amortized to expense over the vesting period. dj Ortho's adjusted pro forma information is as follows for the year ended December 31, 1999 (in thousands):

       Adjusted pro forma net income                              $6,569

The pro forma effect on net income for 1999 is not necessarily indicative of potential pro forma effects on results for future years.

5.      RECAPITALIZATION COSTS AND FEES

In connection with the Recapitalization, dj Ortho incurred costs and fees of $8.8 million, $5.9 million for the Notes, $1.4 million for the Revolving Credit Facility & Term and $1.5 million for transaction fees and expenses related to equity. Of the $8.8 million, $7.3 million has been capitalized in the accompanying balance sheet as of December 31, 1999. The remaining $1.5 million has been recorded as a reduction to members' equity (deficit) transaction fees and expenses as of December 31, 1999. The capitalized debt fees are being amortized over the term of the related debt.

6. SEGMENT AND RELATED INFORMATION

dj Ortho has two reportable segments as defined by Financial Accounting Standards Board SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. dj Ortho's reportable segments are business units that offer different products that are managed separately because each business requires different technology and marketing strategies. The rigid knee bracing segment designs, manufactures and sells rigid framed ligament and osteoarthritis knee braces and post-operative splints. The soft goods segment designs, manufactures and sells fabric, neoprene and Drytex based products for the knee, ankle, shoulder, back and wrist. dj Ortho's other operating segments are included in specialty and other orthopedic products. None of the other segments met any of the quantitative thresholds for determining reportable segments. Information regarding industry segments is as follows (in thousands):


                                                                      Years Ended December 31,
                                                             1999               1998                 1997
                                                          ---------           ---------           ---------
Net revenues:
    Rigid knee bracing .........................          $  49,406           $  48,594           $  48,310
    Soft goods .................................             39,652              34,233              31,697
                                                          ---------           ---------           ---------
    Net revenues for reportable segments .......             89,058              82,827              80,007
    Specialty and other orthopedic products ....             25,194              17,958              12,617
                                                          ---------           ---------           ---------
Total consolidated net revenues ................          $ 114,252           $ 100,785           $  92,624
                                                          =========           =========           =========

Gross profit:
    Rigid knee bracing .........................          $  35,721           $  34,460           $  33,910
    Soft goods .................................             19,276              16,637              15,541
                                                          ---------           ---------           ---------
    Gross profit for reportable segments .......             54,997              51,097              49,451
    Specialty and other orthopedic products ....             12,516               8,978               6,132
    Brand royalties ............................             (1,817)             (3,249)             (1,605)
    Other cost of goods sold ...................             (2,500)             (1,986)               (267)
                                                          ---------           ---------           ---------
Total consolidated gross profit ................          $  63,196           $  54,840           $  53,711
                                                          =========           =========           =========

The accounting policies of the reportable segments are the same as those described in the basis of presentation. dj Ortho allocates resources and evaluates the performance of segments based on gross profit. Intersegment sales were not significant for any period.

For the years ended December 31, 1999 and 1998, dj Ortho had no individual customer, supplier or distributor within a segment which accounted for more than 10% or more of total annual revenues.

Assets allocated in foreign countries were not significant. Net revenues to customers, attributed to countries based on the location of the customer, were as follows (in thousands):

                                                          Years Ended December 31,
                                                1999              1998              1997
                                              --------          --------          --------
United States:
    Third parties ..................          $ 95,255          $ 82,019          $ 72,976
    Related parties ................             1,115               936             3,048
                                              --------          --------          --------
                                                96,370            82,955            76,024
Europe:
    Third parties ..................             9,294             7,412             7,131
    Related parties ................             3,597             4,964             5,235
                                              --------          --------          --------
                                                12,891            12,376            12,366
Other foreign countries:
    Third parties ..................             1,355               652               710
    Related parties ................             3,636             4,802             3,524
                                              --------          --------          --------
                                                 4,991             5,454             4,234
                                              --------          --------          --------
Total consolidated net revenues ....          $114,252          $100,785          $ 92,624
                                              ========          ========          ========

dj Ortho does not allocate assets to reportable segments because all property and equipment are shared by all segments of dj Ortho.

7.  CONDENSED FINANCIAL DATA

As discussed in Note 1 above, dj Ortho's obligations under the Notes are guaranteed by its parent, DonJoy L.L.C. This guarantee and any guarantee by a future wholly-owned subsidiary guarantor, is full and unconditional. Included in non-current assets is an intercompany payable to DonJoy, L.L.C. of $45.0 million. The following condensed summarized financial information of dj Ortho (the only issuer with operations and assets) is presented at December 31, 1999 and for the year then ended, the period since dj Ortho has been in existence (in thousands):

                                                                    December 31, 1999
                                                                    -----------------
Current assets ......................................                   $ 41,875
Non-current assets ..................................                   $ 92,520
Current liabilities .................................                   $ 14,501
Non-current liabilities:
   Long-term debt ...................................                   $112,805


                                                                        Year Ended
                                                                    December 31, 1999
                                                                    -----------------
Net revenues .....................................                      $114,252
Gross profit .....................................                      $ 63,196
Net income .......................................                      $  7,089

dj Ortho and any future subsidiary guarantors comprise all the direct and indirect subsidiaries of DonJoy (other than inconsequential subsidiaries) and separate financial statements of dj Ortho and any future wholly-owned subsidiary guarantors are not included, and dj Ortho and such subsidiary guarantors are not filing separate reports under the Exchange Act because management has determined that they would not be material to investors.

8.  RELATED PARTY TRANSACTIONS

The intercompany obligations included in the accompanying balance sheets represent a net balance as the result of various transactions between dj Ortho, its Parent and its affiliates. There are no terms of settlement or interest charges associated with the account balance. The balance results from dj Ortho's former participation in the Parent's central cash management program, wherein all dj Ortho's cash receipts were remitted to the Parent and all cash disbursements were funded by the Parent. Several other transactions were recorded through the intercompany obligations account as detailed below.

An analysis of intercompany transactions are as follows (in thousands):

                                                                          Years Ended December 31,
                                                                  1999               1998               1997
                                                                --------           --------           --------
Balance at beginning of period .......................          $ 45,227           $ 45,027           $ 53,428
  Net cash remitted to Parent ........................           (17,743)           (18,256)           (27,362)
  Net intercompany sales .............................              (112)            (5,078)            (4,116)
  Net fixation device sales ..........................                --                256                307
  Share of Parent's current income tax liability .....              (134)             4,287              4,192
  Corporate management expense allocations ...........             3,159              5,664              5,418
  Cash owed to Parent ................................             1,002                 --                 --
  I-Flow licensing agreement .........................               800                 --                 --
  Dividend in connection with the merger
     of Smith & Nephew Don Joy, Inc. .................
     Into Smith & Nephew, Inc. .......................                --                 --                 --
  Capital contribution ...............................           (38,865)                --                 --
  Dividends to Smith & Nephew, Inc. ..................                --                 --                 --
  Interest on note payable ...........................                --                 --              2,565
  Direct charges:
     Brand royalties .................................             1,817              3,249              1,605
     Payroll taxes and benefits ......................             4,651              8,635              6,787
     Direct legal expenses ...........................                67                324                735
     Foreign Sales Corporation (FSC)
       commission ....................................                --                439                661
  Miscellaneous other administrative expenses ........               131                680                807
                                                                --------           --------           --------
Balance at end of period .............................                --             45,227             45,027
Less current portion .................................                --             (1,210)            (1,500)
                                                                --------           --------           --------
Long-term intercompany obligations ...................          $     --           $ 44,017           $ 43,527
                                                                ========           ========           ========
Average balance during the period ....................          $ 22,614           $ 45,127           $ 49,227
                                                                ========           ========           ========

Prior to the Recapitalization, the Parent and Smith & Nephew, plc provided certain management, financial, administrative and legal services to dj Ortho. These expenses and all other central operating costs, were charged on the basis of direct usage when identifiable, with the remainder allocated among the Parent's subsidiaries and divisions on the basis of their respective annual sales or percentage of capital employed.

Parent allocations consist of the following (in thousands):

                                                         Years Ended December 31,
                                                   1999            1998            1997
                                                  ------          ------          ------
Corporate managed accounts and
  new business .........................          $  195          $  394          $  368
Finance (risk management, treasury,
  audit, and taxes .....................             177             310             260
Human resources and payroll ............             147             291             130
Legal ..................................             128             223             177
Research and development ...............             380             854             626
Corporate management expense ...........             784           1,332           1,284
Bonus ..................................             467             503             879
Pension ................................             267             514             495
Insurance ..............................             614           1,243           1,199
                                                  ------          ------          ------
                                                  $3,159          $5,664          $5,418
                                                  ======          ======          ======
Amounts included in:
  Cost of goods sold ...................          $  495          $  991          $  977
  Sales and marketing ..................              94             179             174
  General and administrative ...........           2,553           4,439           4,229
  Research and development .............              17              55              38
                                                  ------          ------          ------
                                                  $3,159          $5,664          $5,418
                                                  ======          ======          ======

Also prior to the Recapitalization, dj Ortho participated in the Parent's corporate insurance programs for workers' compensation, product and general liability. These charges were settled with the Parent, and thus, accruals for related liabilities, if any, were maintained by the Parent and are not reflected in the accompanying consolidated balance sheets.

9. RESTRUCTURING

In March 1998, dj Ortho combined its two operating facilities into one location in Vista, California and accrued $2.5 million in costs resulting from the restructuring which had no future economic benefit. These costs relate primarily to remaining lease obligations on the vacated facility, net of projected sublease income, and severance costs associated with the termination of twelve employees. Included in general and administrative costs for 1998 are $0.2 million of costs also related to the combination of the facilities. Pursuant to the recapitalization agreement, the restructuring reserve, which amounted to $0.9 million at June 29, 1999 and consisted of the remaining lease obligations on the vacated facility, was assumed by Smith & Nephew.

10. COMMITMENTS AND CONTINGENCIES

dj Ortho is obligated under various noncancellable operating leases for land, buildings, equipment, vehicles and office space through February 2008. Certain of the leases provide that dj Ortho pay all or a portion of taxes, maintenance, insurance and other operating expenses, and certain of the rents are subject to adjustment for changes as determined by certain consumer price indices and exchange rates. In connection with the Recapitalization, dj Ortho entered into a subleasing agreement with Smith & Nephew for its Vista facility. DonJoy has guaranteed the payment of rent and other amounts owed under the sublease by dj Ortho.

Minimum annual lease commitments for noncancellable operating leases as of December 31, 1999 are as follows (in thousands):

        2000.....................................................     $    2,429
        2001.....................................................          2,058
        2002.....................................................          1,882
        2003.....................................................          1,822
        2004.....................................................          1,808
        2005 and thereafter......................................          5,726
                                                                       ---------
                                                                       $  15,725
                                                                       =========

Aggregate rent expense was approximately $2.7 million, $3.2 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997.

License Agreements

In August of 1998, dj Ortho entered into an exclusive license agreement with IZEX Technologies, Incorporated (IZEX) to acquire the intellectual property rights and to retain IZEX to consult on the design and development of an advanced rehabilitation bracing system. In consideration for this exclusive agreement, dj Ortho has agreed to a series of payments tied to the achievement of specific milestone events (such as the granting of FDA approval), for a total of $3.5 million. Under the license, dj Ortho also has the worldwide exclusive rights to manufacture, use and sell developed products. At December 31, 1999, $1 million is included in intangible assets (patented technology) in the accompanying balance sheet.

In 1999, dj Ortho entered into an agreement, which was subsequently amended, with I-Flow Corporation ("I-Flow") for the exclusive North American distribution rights for the PainBuster(TM) Pain Management System manufactured by I-Flow for use after orthopedic surgical procedures. The license payment has been capitalized during 1999 and is being amortized over 5 years. In addition, dj Ortho is required to purchase a minimum of $2.8 million in I-Flow product during 2000 and 90% of prior year purchases of I-Flow product for subsequent years through 2003.

Contingencies

dj Ortho is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of the proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on dj Ortho's consolidated financial position or results of operations.

11. RETIREMENT PLANS

Prior to the recapitalization, substantially all of dj Ortho's employees participated in a defined benefit pension plan sponsored by the Former Parent. Benefits related to this plan were computed using formulas which were generally based on age and years of service. Aggregate pension prepayments and liabilities related to this plan are recorded by the Former Parent. Pension expense allocated (based on relative participation) to dj Ortho related to this plan was as follows (in thousands):

                                                  Years Ended December 31,
                                              1999          1998          1997
                                              ----          ----          ----
Service costs ......................          $242           466          $449
Interest costs .....................            25            48            46
                                              ----          ----          ----
Total pension expense allocated ....          $267           514          $495
                                              ====          ====          ====

DonJoy has a qualified 401(k) profit-sharing plan covering substantially all of its U.S. employees, which is substantially the same as the plan previously provided by Smith & Nephew. The assets funding the Smith & Nephew plan were transferred to the DonJoy 401(k) Plan. dj Ortho matches dollar for dollar the first $500, then matches at a 30 percent rate, employee contributions up to 6 percent of total compensation. dj Ortho's matching contributions related to this plan were $0.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The plan also provides for discretionary dj Ortho contributions (employee profit sharing) which began on June 30, 1999 as approved by the Board of Directors. dj Ortho discretionary 401(k) contributions for the year ended December 31, 1999 were $228,000. dj Ortho's 401(k) plan is administered by Fidelity Investments Institutional Services Company, Inc.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF MANAGERS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to persons who are members of the Board of Managers (each a "Manager") of both DonJoy and dj Ortho, which share a common Board of Managers, and executive officers of dj Ortho. One additional Manager will be designated by CDP, however, such an individual has not yet been identified.


        Name                                                     Age        Position
        ----                                                     ---        --------
        Leslie H. Cross...................................       49         President, Chief Executive
                                                                            Officer and Manager
        Cyril Talbot III..................................       44         Vice President - Finance, Chief
                                                                            Financial Officer and Secretary
        Ken Rolfes........................................       52         Senior Vice President - Global
                                                                            Operations and Customer Care
        Michael R. McBrayer...............................       40         Vice President - Domestic Sales
        Peter Bray........................................       52         Vice President - International Business
        Kent Bachman......................................       37         Vice President - Operations
        Charles T. Orsatti................................       55         Manager
        Mitchell J. Blutt, M.D............................       42         Manager
        Shahan D. Soghikian...............................       40         Manager
        Damion E. Wicker, M.D.............................       38         Manager
        John J. Daileader.................................       34         Manager
        Ivan R. Sabel, CPO................................       54         Manager
        Kirby L. Cramer...................................       62         Manager

Leslie H. Cross has served as President of dj Ortho since July 1995 and became the Chief Executive Officer and a Manager of DonJoy and dj Ortho upon consummation of the recapitalization. From 1990 to 1994, Mr. Cross held the position of Senior Vice President of Marketing and Business Development. He was a Managing Director of two different divisions of Smith & Nephew from 1982 to 1990. Prior to that time, he worked at American Hospital Supply Corporation. Mr. Cross earned a diploma in Medical Technology from Sydney Technical College in Sydney, Australia and studied Business at the University of Cape Town in Cape Town, South Africa.

Cyril Talbot III has served as Vice President -- Finance -- of dj Ortho since 1994 and became the Chief Financial Officer of DonJoy and dj Ortho upon consummation of the recapitalization. He joined dj Ortho in 1991 as Director of Finance. From 1981 to 1991, he held several management positions at American Hospital Supply Corporation and McGaw, Inc. Prior to that time, he was an Audit Manager at Miller, Cooper & Co. Ltd. Mr. Talbot earned his B.S. (Accounting/Finance) at Miami University in Oxford, Ohio and is a Certified Public Accountant.

Ken Rolfes joined dj Ortho as Senior Vice President - Global Operations and Customer Care -- of dj Ortho in January 2000. Prior to joining dj Ortho, Mr. Rolfes was Vice President -- Operations at Graphic Controls, a medical device company serving acute care and alternate care markets. He was with Graphic Controls from 1986 to 1999 and held management positions with NCR and Control Data Corporation. He is active in the Association for Manufacturing Excellence and held national director and regional president positions for the organization. Ken obtained his B.S. (Industrial Engineering) at the University of Dayton in Dayton, Ohio and received his M.B.A. (Finance) from Drexol University in Philadelphia, Pennsylvania.

Michael R. McBrayer has served as Vice President -- Domestic Sales -- of dj Ortho since 1993. He held several managerial positions after joining dj Ortho in 1987 as a national sales manager for the retail product line. Mr. McBrayer received his B.S. (Marketing and Management) at Northern Arizona University in Flagstaff, Arizona.

Peter Bray has served as Vice President -- International Business -- of dj Ortho since 1998. From 1996 to 1998, he was the Vice President -- Anatomical Supports. Prior to joining dj Ortho, he held several management positions with Baxter HealthCare Corporation. Mr. Bray earned a Bachelors of Commerce (Accounting and Marketing) in South Africa and is an active Fellow of the Royal Institute of Chartered Management Accountants in the United Kingdom.

Kent Bachman has served as Vice President -- Operations -- of dj Ortho since 1998. He held several managerial positions after joining dj Ortho in 1987 as a manufacturing assembler. Prior to joining dj Ortho, Mr. Bachman was a professional baseball player for the

Montreal Expos and the Milwaukee Brewers from 1984 to 1987. Mr. Bachman earned a B.S. (Industrial Technology) at California Polytechnic State University at San Luis Obispo.

Charles T. Orsatti became a Manager of DonJoy upon consummation of the recapitalization. He has been a partner of Fairfield Chase since 1998. From 1995 to 1998, Mr. Orsatti was a senior consultant to Chase Capital Partners ("CCP"). Prior to that, he was the Chairman and Chief Executive Officer of Fairfield Medical Products Corporation, a worldwide manufacturer of critical care products sold to hospitals and alternative care facilities. Mr. Orsatti earned a B.S. (Management and Marketing) from Pennsylvania State University. He serves as a Vice Chairman of Vitagen, Inc.

Mitchell J. Blutt, M.D. became a Manager of DonJoy upon consummation of the recapitalization. He has been an Executive Partner of CCP since 1992 and was a General Partner of CCP from 1988 to 1992. Dr. Blutt has a B.A. and a M.D. from the University of Pennsylvania and an M.B.A. from The Wharton School of the University of Pennsylvania. He serves as a director of FHC, Fisher Scientific International, Inc., Hanger Orthopedic Group, Inc., La Petite Academy, Inc., Medical Arts Press, Inc., Senior Psychology Services Management, Inc., UtiliMED, Inc., Vista Healthcare Asia Pte. Ltd. and IBC Asia Health Care Ltd.

Shahan D. Soghikian became a Manager of DonJoy upon consummation of the recapitalization. He has been a General Partner of CCP since 1992. Prior to joining CCP, Mr. Soghikian was a member of the mergers and acquisitions groups of Bankers Trust and Prudential Securities, Inc. Mr. Soghikian has a B.A. from Pitzer College and an M.B.A. from the Anderson Graduate School of Management at UCLA. He serves as a director of American Floral Services, Inc., Nextec Ltd. and Link Investment Management.

Damion E. Wicker, M.D. became a Manager of DonJoy upon consummation of the recapitalization. He has been a General Partner of CCP since 1997. Prior to joining CCP, Dr. Wicker was President of Adams Scientific and held positions with MBW Venture Partners and Alexon, Inc. Dr. Wicker received a B.S. with honors from The Massachusetts Institute of Technology, an M.D. from Johns Hopkins and an M.B.A. from the Wharton School of the University of Pennsylvania. He serves as a director of Genomic Solutions, Inc., Landec Corporation, Optiscan Biomedical Corp., Praecis Pharmaceuticals, Inc., Transurgical, Inc., Vitagen, Inc. and V.I. Technologies, Inc.

John J. Daileader became a Manager of DonJoy upon consummation of the recapitalization. He has been a Principal of CCP since 1997. Prior to joining CCP, Mr. Daileader worked in the Merchant Banking Group at The Chase Manhattan Bank and held strategic planning positions at Chemical Bank, Manufacturers Hanover Trust Company and National Westminster Bank USA. Mr. Daileader has a B.S. from Rensselaer Polytechnic Institute and an M.B.A. from New York University. He serves as a director of Vinings Industries, Inc., Mackie Automotive Systems and M2 Automotive, Inc.

Ivan R. Sabel, CPO, became a Manager of DonJoy in August 1999. Mr. Sabel has been the Chairman of the Board of Directors and Chief Executive Officer of Hanger Orthopedic Group since August 1995 and was President of Hanger Orthopedic Group from November 1987 to July 1, 1999. Mr. Sabel also served as the Chief Operating Officer of Hanger Orthopedic Group from November 1987 until August 1995. Prior to that time, Mr. Sabel had been Vice President - Corporate Development from September 1986 to November 1987. Mr. Sabel was the founder, owner and President of Capital Orthopedics, Inc. from 1968 until that company was acquired by Hanger Orthopedic Group in 1986. Hanger Orthopedic Group is a portfolio investment of CCP. Mr. Sabel is a Certified Prosthetist and Orthotist ("CPO"), a member of the Board of Directors of the American Orthotic and Prosthetic Association ("AOPA"), a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee and a current member of the Veterans Administration Affairs Committee of AOPA and a former President of the American Board for Certification in Orthotics and Prosthetics. Mr. Sabel serves on the Board of Nurse Finders Inc. and is a member of their compensation and audit committee. Mr. Sabel is also a current member of the Board of Directors of Mid-Atlantic Medical Services, Inc., a company engaged in the health care management services business.

Kirby L. Cramer became a Manager of DonJoy in December 1999. Mr. Cramer is a professional corporate director, having served as Chairman of five companies. He is Chairman Emeritus of Hazleton Laboratories Corporation (HLC), the world's largest contract biological and chemical research laboratory. He is also Chairman of the Board of Northwestern Trust and Investors Advisory Company located in Seattle, Washington and president of Keystone Capital Company, a firm specializing in leveraged buyouts and venture capital in the Pacific Northwest. Prior to that time, Mr. Cramer served as Chairman of Kirschner Medical Corporation (KMDC) during its inception as a publicly traded company, and then as Chairman of the Executive Committee. Biomet acquired KMDC in a stock and cash exchange in 1994 for approximately $100 million. Additionally, he is a Trustee Emeritus and Past President of Virginia's Colgate Darden Graduate School of Business Administration, Chairman of the Major Gifts Committee of the University of Washington Foundation, and has served as Chairman of the Advisory Board of the School of Business Administration of the University of Washington. In 1997, Mr. Cramer received the University of Washington's Business School's Alumni Service Award. Mr. Cramer is a graduate of Harvard Business School's Advanced Management Program, where he was class president, received his M.B.A. degree from the University of Washington and obtained his B.A. degree from Northwestern University. He is a Chartered Financial Analyst (CFA) and, in 1988, he received an honorary Doctor of Laws degree from James Madison University.

COMMITTEES OF THE BOARD OF MANAGERS

The Board of Managers has an Executive Committee, currently consisting of Messrs. Blutt, Cross and Orsatti. The Board of Managers has a Compensation Committee/Stock Option Committee (the "Compensation Committee") that determines compensation for executive officers of dj Ortho and administers DonJoy's Option Plan. Currently, Messrs. Kramer, Orsatti, Daileader and Sabel serve on the Compensation Committee. The Board has an Audit Committee (the "Audit Committee") that reviews the scope and results of audits and internal accounting controls and all other tasks performed by the independent public accountants of dj Ortho. Currently, Messrs. Wicker, Soghikian and Daileader serve on the Audit Committee.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of dj Ortho for the year ended December 31, 1999.


                                                                      Annual Compensation
                                                   -----------------------------------------------------
                                                                                             All Other
Name and Principal Position                        Year        Salary          Bonus     Compensation (1)
---------------------------                        ----        ------          -----     ----------------
Leslie H. Cross ............................       1999       $234,487       $ 62,944       $238,464
President and Chief Executive Officer              1998        226,825        183,258          2,669
                                                   1997        215,000             NA          1,803

Cyril Talbot III ...........................       1999        151,088         20,352        153,825
Vice President - Finance and Chief                 1998        146,100         48,397          1,888
Financial Officer                                  1997        139,820         11,484          1,817

Charles Bastyr .............................       1999        200,094         43,112        103,970
Former Senior Vice President - Research            1998        193,500         69,946          3,350
& Business Development                             1997        174,838         15,459          3,200

Michael R. McBrayer ........................       1999        154,800         29,119        158,112
Vice President - Domestic Sales                    1998        148,300         47,923          2,363
                                                   1997        141,925         11,271          2,257

Peter Bray .................................       1999        161,976         30,558         84,616
Vice President - International Business            1998        156,750         50,649          3,350
                                                   1997        150,000          3,238          2,883

Kent Bachman ...............................       1999        122,650         22,709         64,637
Vice President - Operations                        1998        117,504         30,000          2,884
                                                   1997        100,000          5,517          2,460

-------------------------

NA = Not applicable

(1) Includes contributions to dj Ortho's 401(K) Plan and retention bonuses paid to these executive officers upon consummation of the recapitalization. The recapitalization constituted a Change of Control or Division Divestiture (as defined in the retention agreements of these employees). Consequently, each of these members of management of dj Ortho who remained in his position through the consummation of the Change of Control or Division Divestiture received a special retention bonus. Pursuant to the recapitalization agreement, such special bonus was paid by Smith & Nephew. 1999 retention bonuses were paid out as follows: (a) Leslie H. Cross received $235,900, (b) Cyril Talbot III received $151,945, (c) Charles Bastyr received $100,620, (d) Michael R. McBrayer received $155,715, (e) Peter Bray received $81,510 and (f) Kent Bachman received $61,792.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                        POTENTIAL REALIZABLE   POTENTIAL REALIZABLE
                          NUMBER OF         PERCENT OF                                    VALUE AT ASSUMED       VALUE AT ASSUMED
                          SECURITIES      TOTAL OPTIONS/    EXERCISE                       ANNUAL RATES OF       ANNUAL RATES OF
                          UNDERLYING          SARS          PRICE AT                        STOCK PRICE            STOCK PRICE
                           OPTIONS/         GRANTED TO      THE TIME                      APPRECIATION FOR       APPRECIATION FOR
                            SARS           EMPLOYEES IN     OF GRANT       EXPIRATION      OPTION TERM AT          OPTION TERM AT
NAME                      GRANTED(#)          1999         (PER UNIT)         DATE             5%(1)                  10%(1)
----                      ----------      -------------    ----------      -----------  --------------------   --------------------
                                                                                          (IN THOUSANDS)           (IN THOUSANDS)
Les Cross ...........      26,760              22%          $  100          6/30/14          $2,887                    $8,502
Michael McBrayer ....       8,920               7%             100          6/30/14             962                     2,834
Cy Talbot ...........       8,920               7%             100          6/30/14             962                     2,834
Kent Bachman ........       4,460               4%             100          6/30/14             481                     1,417
Peter Bray ..........       4,460               4%             100          6/30/14             481                     1,417
Chuck Bastyr ........       1,000               1%             100          12/2/14             108                       318

(1) The potential realizable value listed in the table represents hypothetical gains that could be achieved for the options if exercised at the end of the option term assuming that the fair market value of the units on the date of grant appreciates at 5% or 10% over the option term, and that the option is exercised and sold on the last day of its option term for the appreciated unit value. The assumed 5% and 10% rates of unit value appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future unit value. Actual gains, if any, on option exercises will depend on the future performance of our unit value.

COMPENSATION OF THE BOARD OF MANAGERS

The members of the Board of Managers affiliated with CDP do not receive compensation for their service on the Board of Managers but are reimbursed for their out-of-pocket expenses. Managers who are neither officers of dj Ortho nor affiliated with CDP receive customary compensation for services on the Board of Managers of $12,000 per year plus out-of-pocket expenses, an option grant of 2,000 common units in DonJoy, L.L.C. and the right to purchase an additional 2,000 common units in DonJoy, L.L.C. dj Ortho, DonJoy and Charles T. Orsatti intend to enter into an agreement pursuant to which dj Ortho will agree to pay Mr. Orsatti up to $250,000 per year if dj Ortho achieves certain performance objectives to be established by negotiation among such parties, CDP and CCP.

1999 OPTION PLAN

DonJoy has adopted the 1999 Option Plan (the "Plan") pursuant to which options with respect to 15% of the voting Units of DonJoy on a fully diluted basis are available for grant to certain members of management (each an "Optionee"). The Plan is administered by the Compensation Committee appointed from time to time by the Board of Managers. The Plan expires on June 30, 2014 unless earlier terminated by the Board of Managers of DonJoy. Options granted under the Plan will be nonqualified options.

Options will be granted in amounts to be agreed upon by the Compensation Committee. Options will vest either

       - ratably at specified annual intervals from the date of grant (the "Time- Vesting Options") (provided that the maximum number of such Time-Vesting Options granted shall not exceed 6% of the number of Common Units of DonJoy outstanding on a fully diluted basis on the closing date of the Recapitalization) or

       - upon the occurrence of a Liquidity Event or Material Transaction (each as defined below) and then only to the extent the Common Units of DonJoy owned by CDP have provided CDP with specified internal rates of return (as set forth in the Plan) since the closing date of the recapitalization (the "Event-Vesting Options") (provided that the maximum number of such Event-Vesting Options vesting based on achievement of specified internal rates of return shall not exceed 9% of the number of Common Units outstanding on a fully diluted basis on the closing date of the recapitalization), provided that if no Liquidity Event has occurred by December 31, 2007, such options shall become vested and exercisable.

A Liquidity Event means a sale or other disposition of all or substantially all of the assets of DonJoy or all or substantially all of the outstanding equity interests in DonJoy or a registered public offering of the common equity interests in DonJoy resulting in a market capitalization of more than $150 million for a period of at least 20 consecutive trading days. A Material Transaction means a dissolution or liquidation of DonJoy, a reorganization, merger or consolidation in which DonJoy is not the surviving corporation, or sale of all or substantially all of the assets of DonJoy. The exercise price for the options will be the fair market value of the common units of DonJoy on the date each such option is granted. The options will expire upon the earliest of
(i) the fifteenth anniversary of the date of grant, (ii) 12 months after the date an Optionee's employment is terminated due to the Optionee's death or permanent disability, (iii) immediately upon an Optionee's termination of employment by the dj Ortho "for cause" (as defined in the Plan), (iv) 90 days after the date an Optionee ceases to be an employee (other than as listed in (ii) and (iii) above), (v) the effective date of a Material Transaction if provision is made in connection with such transaction for the assumption of outstanding options by, or the substitution for such option of new options covering equity securities of, the surviving, successor or purchasing corporation, or (vi) the expiration of such other period of time or the occurrence of such other event as the Compensation Committee, in its discretion, may provide in any option agreement. Common Units in DonJoy purchased by an Optionee upon exercise of an option may be repurchased by DonJoy (or its designee) upon terms and at a price determined in accordance with the provisions of the applicable option agreement.

As of December 31, 1999, DonJoy has granted options to purchase up to 120,512 common units under the Plan, of which 40% are Time-Vesting Options and 60% are Event-Vesting Options, to members of management. The Time-Vesting Options vest over a four year period beginning on June 30, 2000; however, some are subject to the achievement of certain sales targets.

401(k) AND INCENTIVE PLANS

DonJoy has established its own 401(k) Plan, which is substantially the same as the plan previously provided by Smith & Nephew. The assets funding the Smith & Nephew plan were transferred to the DonJoy 401(k) Plan.

EMPLOYMENT AGREEMENTS

In connection with the recapitalization, dj Ortho entered into employment agreements with Leslie H. Cross, Cyril Talbot III and Michael R. McBrayer. The employment agreements terminate on June 30, 2002. Pursuant to their respective employment agreement, Mr. Cross serves as President of dj Ortho at an annual base salary of $235,900, Mr. Talbot serves as Vice President of Finance of dj Ortho at an annual base salary of $151,945 and Mr. McBrayer serves as Vice President of Domestic Sales of dj Ortho at an annual base salary of $155,715. These base salaries are subject to annual review and adjustment by the Board of Managers of dj Ortho. In addition, each executive is entitled to such annual bonuses as may be determined by the Board of Managers, four weeks paid vacation per year, a car allowance and, for 1999 only, club membership dues and tax preparation fees. Each executive may be terminated at any time during the term of the applicable employment agreement with or without "cause" (as defined in the applicable employment agreement). In the event of an executive's termination without cause, the executive will be entitled to receive his base salary from the date of termination until the first anniversary of the date of termination. Pursuant to the applicable employment agreement, each executive has agreed that until the fourth anniversary of the date of termination or expiration of his employment with dj Ortho, he will not:

(1) induce or attempt to induce any employee of dj Ortho or any affiliate of the dj Ortho to leave the employ of dj Ortho or any such affiliate, or in any way interfere with the relationship between dj Ortho or any such affiliate and any employee thereof,

(2) hire any person who was an employee of dj Ortho until six months after such person's employment with dj Ortho or any affiliate thereof was terminated, or

(3) induce or attempt to induce any customer, supplier, licensee or other business relation of dj Ortho or any affiliate to cease doing business with dj Ortho or such affiliate, or in any way interfere with the relationship between any such customer, supplier, licensee or business relation and dj Ortho or any such affiliate.

Each employment agreement also contains customary non-disclosure provisions. In addition, each executive has agreed that any inventions or other developments relating to dj Ortho or its products or services conceived, developed or made by the executive while employed by dj Ortho belong to dj Ortho.

RETENTION AGREEMENTS

In December 1998, Smith & Nephew entered into retention agreements with certain members of management of dj Ortho (each, a "Management Employee"), including the persons listed in the summary compensation table, to induce each Management Employee to remain an employee of dj Ortho in the event of a Change of Control or Division Divestiture (as defined in the retention agreement). The recapitalization constituted a Change of Control or Division Divestiture. Each such Management Employee who remained in his position through the consummation of the Change of Control or Division Divestiture received a special retention bonus. Pursuant to the recapitalization agreement, such special bonus was paid by Smith & Nephew. In addition, pursuant to the retention agreements with certain Management Employees, if within one year of a Change of Control or Division Divestiture, a Management Employee's employment with DonJoy is terminated for other than Cause (as defined in the retention agreement), then the Management Employee will be entitled to one year's base salary plus one year's taxable bonus (calculated as maximum normal bonus, excluding the retention bonus) and such amounts are payable by DonJoy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of dj Ortho's membership units are owned by DonJoy and all of DJ Capital's equity securities are owned by dj Ortho. The following table sets forth information with respect to the ownership of the common units of DonJoy as of December 31, 1999 by

-      each person known to own beneficially more than 5% of the units,

-      each Manager of DonJoy,

-      each executive officer of dj Ortho and DonJoy, and

-      all executive officers and Managers of dj Ortho and DonJoy as a group.

The Redeemable Preferred Units which vote together with the common units as a single class (see "-- Description of Operating Agreement") are owned approximately 51% by CB Capital, an affiliate of CDP, approximately 33% by TCW and approximately 16% by First Union Investors.

The amounts and percentages of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

                                                                      Number of         Percent of
Name and Address of Beneficial Owner                                    Units              Class
------------------------------------                                  ---------         ----------
Chase DJ Partners, LLC(1) .......................................      645,500              85.1%
CB Capital Investors, L.L.C.(1) .................................      665,927(2)           87.8%
Smith & Nephew Disposal, Inc. (3) ...............................       54,000               7.1%
Charles T. Orsatti(4) ...........................................      645,500              85.1%
Leslie H. Cross(5) ..............................................       12,500               1.7%
Cyril Talbot III(5) .............................................        3,000               0.4%
Michael R. McBrayer(5) ..........................................        3,000               0.4%
Ken Rolfes(5) ...................................................            0                 0%
Peter Bray(5) ...................................................            0                 0%
Mitchell J. Blutt, M.D.(6) ......................................           (7)               (7)
Shahan D. Soghikian(6) ..........................................           (7)               (7)
Damion E. Wicker, M.D.(6) .......................................           (7)               (7)
John J. Daileader(6) ............................................           (7)               (7)
Ivan R. Sabel(8) ................................................            0                 0%
Kirby L. Cramer(9) ..............................................            0                 0%
All directors and executive officers as a group (13 persons) ....      684,427              90.3%

----------

(1) The address of CDP and CB Capital is c/o Chase Capital Partners, 380 Madison Avenue, New York, New York 10017. CDP was formed by CB Capital, an affiliate of CCP, First Union Investors and Fairfield Chase. CB Capital owns approximately 87.0%, First Union Investors owns approximately 9.6%, TCW owns approximately 3.0% and Fairfield Chase owns approximately 0.4% of the membership interests in CDP. TCW and First Union Investors also own 13,395 and 6,362 Redeemable Preferred Units, respectively. Fairfield Chase is the managing member of CDP except that under the circumstances described below, CB Capital will become the managing member of CDP. CB Capital is a licensed small business investment company (an "SBIC") and as such is subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests. As a result of these restrictions, CB Capital will only become the managing member of CDP if certain events described in the constituent documents of CDP occur. See "Description of Members' Agreement and By-Laws."

(2) Includes (i) 20,427 Redeemable Preferred Units owned by CB Capital and (ii) the Common Units owned by CDP of which CB

Capital may be deemed the beneficial owner given its status as a member of CDP owning approximately 87% of CDP's membership interests.

(3) The address of Smith & Nephew Disposal, Inc. is 1450 Brooks Road, Memphis, Tennessee 38116.

(4) Includes the Common Units owned by CDP given Mr. Orsatti's status as the person controlling Fairfield Chase, which is the managing member of CDP. As the managing member of CDP, Fairfield Chase may also be deemed to be the beneficial owner of these Units. The address of Mr. Orsatti is c/o Fairfield Chase Medical Partners, LLC, 600 Cleveland Street, Suite 1100, Clearwater, Florida 33755.

(5) The address of Messrs. Cross, Talbot, McBrayer, Rolfes and Bray is c/o DonJoy, LLC, 2985 Scott Street, Vista, California 92083.

(6) The address of Messrs. Blutt, Soghikian, Wicker and Daileader is c/o Chase Capital Partners, 380 Madison Avenue, New York, New York 10017.

(7) Such person may be deemed the beneficial owner of units owned by CDP and CB Capital due to his status as a Partner (in the cases of Messrs. Blutt, Soghikian and Wicker) and a Principal (in the case of Mr. Daileader) of Chase Capital Partners.

(8) The address of Messr. Sabel is c/o Hanger Orthopedic Group, Inc., Two Bethesda Metro Center, Suite 1200, Bethesda, MD 20814.

(9) The address of Messr. Cramer is c/o Hazleton Laboratories, 77-455 Iroquois Drive, Indian Wells, CA 92210.

DESCRIPTION OF OPERATING AGREEMENT

dj Ortho and DonJoy are each limited liability companies organized under the Delaware Limited Liability Company Act. DonJoy is the sole member and managing member of dj Ortho and controls the dj Ortho's policies and operations. DonJoy's operations are governed by a Second Amended and Restated Operating Agreement among DonJoy, CDP, CB Capital, First Union Investors, Smith & Nephew, the Management Members and TCW (each a "member" and collectively the "members"). The operating agreement, together with the members' agreement described below, governs the relative rights and duties of the members.

Units. DonJoy is authorized to issue up to 2,900,000 common units and up to 100,000 Redeemable Preferred Units. As of December 31, 1999, 718,000 common units and 40,184 Redeemable Preferred Units were issued and outstanding, and 15% of the Common Units on a fully diluted basis have been duly reserved for issuance to employees, directors and independent consultants and contractors of DonJoy or any subsidiary thereof pursuant to the 1999 Option Plan.

The Redeemable Preferred Units accrue a cumulative preferred return at a fixed rate of 14.0% per annum, subject to increase to 16.0% per annum upon the occurrence of certain events of non-compliance, including

- the failure to pay or distribute when required any amounts with respect to the Redeemable Preferred Units,

- breaches of representations and warranties, covenants (which are substantially similar to the covenants contained in the indenture) and other agreements contained in the documentation relating to the Redeemable Preferred Units,

- an event of default under the new credit facility, the indenture or other indebtedness having an outstanding principal amount of $15 million or more and

- certain events of bankruptcy, insolvency or reorganization with respect to DonJoy or any of its subsidiaries (an "event of non-compliance").

Distributions with respect to the preferred return (other than tax distributions as described below) are at the option of DonJoy, but to the extent the preferred return is not paid, the accrued amount of the preferred return will compound quarterly. Since the ability of dj Ortho to make distributions to DonJoy (other than distributions to enable DonJoy to make tax distributions as described below) will be limited by the terms of the new credit facility and the indenture, DonJoy expects that the preferred return will accrue and compound. In addition to the rights with respect to the preferred return (including related tax distributions and distributions to the holders of Redeemable Preferred Units of their original capital investment in the Redeemable Preferred Units) the Redeemable Preferred Units will share ratably with the Common Units in any distributions (including related tax distributions and upon liquidation) made by DonJoy in respect of the Common Units (the "Redeemable Preferred Units Participating Interest").

The Redeemable Preferred Units (other than the Redeemable Preferred Units Participating Interest) are subject to mandatory redemption 10 and one-half years following the closing of the recapitalization and may be redeemed at DonJoy's option at any time. Upon a change of control (which is defined in the operating agreement to be the same as a change of control under the indenture), holders of Redeemable Preferred Units will have the right, subject to certain conditions, to require DonJoy to redeem their Redeemable Preferred Units (including the Redeemable Preferred Units Participating Interest). In addition, at any time following the sixth anniversary of the closing of the recapitalization, holders whose Redeemable Preferred Units have been redeemed as described above, will have the right, subject to certain conditions, to require DonJoy to redeem their Redeemable Preferred Units Participating Interest. Unless equity proceeds or other funds are available to DonJoy for the purpose, the ability of DonJoy to make any of the foregoing payments will be subject to receipt of distributions from dj Ortho in amounts sufficient to make such payments and such distributions will be subject to the restrictions contained in the new credit facility and the indenture.

Voting. Except as otherwise required by applicable law or as set forth in the operating agreement or the members' agreement, holders of Common Units and Redeemable Preferred Units shall vote together as a single class on all matters to be voted on by the members, with each Unit being entitled to one vote.

Management. The Board of Managers consists of at least nine members as designated pursuant to the members' agreement. Upon the occurrence of an event of non-compliance, the Board of Managers will be increased to 11 members and the holders of the Redeemable Preferred Units will have the right to elect as a separate class two members to the Board of Managers of DonJoy.

Under the members' agreement, any Manager may be removed with or without cause, except that a Manager shall not be removed without the consent of the Member or Managers entitled to nominate such Manager. The Member or Managers entitled to nominate any Manager may remove such Manager and may fill the vacancy created by such removal.

Tax Distributions. Subject to receipt of distributions from dj Ortho to the extent permitted by restrictions contained in the new credit facility and the indenture, DonJoy will make distributions in agreed upon amounts to its members to enable them to pay income taxes payable in respect of their allocable share of the taxable income of DonJoy and its subsidiaries, including dj Ortho.

Restrictions on Transfer. Subject to certain exceptions, no member may transfer its Units without having obtained the prior written consent of members holding greater than 50% of the number of Units outstanding at the time (excluding members that are transferring Units), which consent may be withheld in their sole discretion.

DESCRIPTION OF MEMBERS' AGREEMENT AND BY-LAWS

DonJoy, CDP, CB Capital, First Union Investors, Smith & Nephew, the Management Members and TCW are parties to a members' agreement. The members' agreement contains provisions with respect to the transferability and registration of the Units. The members' agreement also contains provisions regarding the designation of the members of the Board of Managers and other voting arrangements. The members' agreement terminates on a sale of dj Ortho, whether by merger, consolidation, sale of Units, a sale of assets or otherwise (a "sale of the company").

The members' agreement

-      restricts transfers of Units subject to certain exceptions,

- grants the members (other than CDP and the Management Members) (the "Non-CDP Members") the right to tag along on certain sales of Common Units by CDP to unaffiliated third parties,

-      grants the Non-CDP Members certain preemptive rights,

- grants certain rights of first refusal to DonJoy and CDP with respect to transfers of Common Units by Non-CDP Members and the Management Members,

- grants DonJoy or its designee the right to repurchase a Management Member's Units if such Management Member's employment is terminated, and

- requires the members to participate in and cooperate in consummating a sale of the company approved by CDP.

Under the members' agreement, subject to certain limitations, the members have been granted piggyback registration rights with respect to registrable Units held by them and CDP and holders of Redeemable Preferred Units have been granted certain demand registration rights, to which all members may piggyback. The members' agreement contains customary terms and provisions with respect to the registration rights contained therein.

The members' agreement provides that the Board of Managers of DonJoy is to consist of nine Managers:

- one Management Member (initially Leslie H. Cross) designated by Management Members holding at least a majority of all Units then held by all Management Members, provided that such Management Member shall be a member of the Board for only so long as he is both an employee and a holder of Units,

-      five individuals nominated by CDP,

- an additional individual (initially Charles T. Orsatti) nominated by CDP and having special voting power as described below, and

- two individuals with industry expertise designated by mutual agreement of the other Managers. Mr. Sabel and Mr. Cramer were appointed to the Board of Managers in August 1999 and December 1999, respectively, pursuant to this provision.

The constituent documents of CDP provide that the five individuals nominated by CDP shall be designated by CB Capital and that the additional individual nominated by CDP and having special voting power shall be designated by the managing member of CDP. The managing member of CDP is initially Fairfield Chase, except that upon the occurrence of certain events (including where CB Capital has determined that it is reasonably necessary for it to assume control of CDP for the protection of its investment or that any other event has occurred which would permit CB Capital to assume control of CDP under applicable law), CB Capital will become the managing member of CDP. The managing member of CDP controls CDP, including the exercise of its rights under the operating agreement and the members' agreement. Upon becoming the managing member of CDP, CB Capital will have the ability, through CDP, to designate Managers having a majority of the voting power of all Managers.

The By-laws of DonJoy also provide that each Manager is entitled to one vote on each matter on which the Managers are entitled to vote, except that one individual appointed by the managing member of CDP (initially Charles T. Orsatti) has six votes on each matter on which the Managers are entitled to vote.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RECAPITALIZATION AGREEMENT

In addition to providing for the sale of the Common Units of DonJoy to CDP and the Management Members, and the repurchase of a portion of Smith & Nephew's interests in DonJoy, the recapitalization agreement provides for certain other matters in furtherance of the recapitalization transactions, including those set forth below. The description below of certain provisions of the recapitalization agreement is subject to, and is qualified in its entirety by reference to, the definitive recapitalization agreement, a copy of which has been filed as an exhibit.

Covenants Not to Compete. Smith & Nephew has agreed that until June 30, 2004, neither it nor any of its affiliates will, subject to certain exceptions, engage anywhere in the world in a Non-Compete Business (as defined below) in competition with the business of dj Ortho as it existed on June 30, 1999. "Non-Compete Business" means the developing, manufacturing or marketing of lower-leg walkers, post-operative hinged knee braces, functional hinged knee braces, osteoarthritic hinged knee braces, cold therapy and pain management systems, certain high-tech hinged knee braces, including high-tech hinged knee braces that incorporate technology covered by the Victoria Patents referred to below, and computer-assisted rehabilitation systems using the aforementioned hinged knee braces together with other electronic devices such as sensors and transducers.

In connection with certain products and proprietary information relating to a rounded cannulated interference ("RCI") screw system (the "Proprietary RCI Screw Products"), a tissue fixation product developed by dj Ortho but transferred to and retained by Smith & Nephew prior to the consummation of the recapitalization, CDP has agreed that neither it nor DonJoy or any of its subsidiaries, including dj Ortho, will, subject to certain exceptions, develop or market with the cooperation of certain physicians who developed such Proprietary RCI Screw Products, any product which competes with the Proprietary RCI Screw Products.

Smith & Nephew Name. Subject to certain limited exceptions, dj Ortho has agreed that following the recapitalization, it shall not, and shall not permit any of its subsidiaries to, use any of Smith & Nephew's trademarks or trade names (including, without limitation, "Smith & Nephew").

Victoria Patents. Smith & Nephew has agreed to assist dj Ortho in obtaining from Victoria University of Manchester, England an exclusive worldwide license for the development, manufacturing and marketing of products within the Non-Compete Business employing technology covered by certain patents and patent applications owned by Victoria University relating to the use of electrostimulation products for skeletal muscle rehabilitation (the "Victoria Patents"). In the event dj Ortho is not able to obtain such a license, Smith & Nephew has agreed to use commercially reasonable efforts to enter into an exclusive license with Victoria University relating to the Victoria Patents and, subject to approval of Victoria University, to enter into an exclusive worldwide sublicense with dj Ortho for the right to manufacture, use and sell products within the Non-Compete Business employing the Victoria Patents. No assurance can be given that dj Ortho will enter into any such license or sublicense agreement, or, if any such agreement is entered into, that dj Ortho will be able to develop and/or successfully market products using such technology.

Indemnification. Smith & Nephew has agreed to indemnify CDP and its affiliates, including dj Ortho and its subsidiaries, for all losses and expenses incurred by them as a result of

- any breach by Smith & Nephew of its representations and warranties, covenants and agreements in the recapitalization agreement,

- any tax liabilities for which Smith & Nephew is liable pursuant to the recapitalization agreement and

-      certain excluded liabilities.

However, the recapitalization agreement provides that with respect to breaches of its representations and warranties, Smith & Nephew shall not be required to make indemnification payments with respect to any such breach unless the aggregate amount of the losses and expenses with respect thereto exceeds $3 million ($0.8 million in the case of environmental matters) and that the aggregate amount of such payments shall not exceed $75 million ($7.5 million in the case of environmental matters). Smith & Nephew's indemnification obligations with respect to breaches of its representations, warranties, covenants and agreements in the recapitalization agreement terminate 15 months after the closing date of the recapitalization except as otherwise set forth in the recapitalization agreement.

OTHER AGREEMENTS BETWEEN DONJOY AND SMITH & NEPHEW

In connection with the recapitalization, DonJoy and Smith & Nephew entered into several additional agreements providing for the continuation or transfer and transition of certain aspects of the business operations. Such agreements were assigned to dj Ortho in connection with the consummation of the Recapitalization. The description below of these agreements is subject to, and is qualified in its entirety by reference to, the definitive agreements, copies of which have been filed as exhibits.

SUPPLY AGREEMENT

Pursuant to a supply agreement between DonJoy and Smith & Nephew entered into in connection with the Recapitalization, dj Ortho has agreed to supply to Smith & Nephew to the extent ordered by Smith & Nephew:

(1)    all ProCare line products,

(2) all DonJoy products currently listed in Smith & Nephew's 1999 Rehabilitation Division catalog for the United States and any replacements, substitutions and improvements to such products and

(3) such other products as may be mutually agreed (collectively, the "Supply Agreement Products").

So as not to interfere with dj Ortho's international business plans (see Business -- Business Strategy -- Increase International Sales) Smith & Nephew has agreed not to export any products listed in clause (2) above from the United States after March 31, 2000. Through December 31, 1999, dj Ortho will sell Supply Agreement Products to Smith & Nephew at the same prices at which such products were sold to Smith & Nephew prior to the recapitalization, which prices were consistent with prices at which products were sold to third party international distributors. Commencing January 1, 2000 and for each year thereafter until termination of the supply agreement, dj Ortho will sell the Supply Agreement Products to Smith & Nephew at its best distributor prices (including discounts and rebates offered to distributors) if and to the extent agreed to by Smith & Nephew and pursuant to purchase orders for dj Ortho's products.

Smith & Nephew has no obligation to purchase any specific or minimum quantity of products pursuant to the supply agreement. However, Smith & Nephew has agreed not to purchase from anyone other than dj Ortho's Supply Agreement Products which are included within the Non-Compete Business subject to certain limited exceptions including the failure of dj Ortho to supply such products. The supply agreement provides that Smith & Nephew may manufacture or purchase from third party suppliers Supply Agreement Products which are not included within the Non-Compete Business.

Pursuant to the supply agreement, DonJoy and dj Ortho have agreed to indemnify Smith & Nephew and its officers and affiliates with respect to

- any injury, death or property damage arising out of DonJoy's, dj Ortho's or any of their employees or agents negligence or willful misconduct,

-      DonJoy's or dj Ortho's negligent acts or omissions,

- DonJoy's or dj Ortho's misstatements or false claims with respect to the Supply Agreement Products,

- any product liability claims relating to the Supply Agreement Products (other than those claims ("Non-Indemnifiable Claims") resulting from Smith & Nephew's or a third party's fault which do not give rise to an indemnifiable claim against DonJoy by Smith & Nephew under the Recapitalization Agreement),

- any governmentally-required recall of the Supply Agreement Products (other than Non-Indemnifiable Claims),

- its failure to comply with its obligations under the Supply Agreement, and

- any claim of infringement by any third party of any patents or any claimed violation of any other intellectual property right of any third party arising in connection with the sale or distribution of Supply Agreement Products.

In order to ensure performance of its indemnity obligations, DonJoy has agreed to maintain at least $3 million of product liability and general public liability insurance with a deductible or self-insurance of no more than $100,000 and shall name Smith & Nephew as an additional insured. In addition, Smith & Nephew has agreed to indemnify DonJoy, dj Ortho and its officers, managers, equity holders and affiliates with respect to

- any injury, death or property damage arising out of Smith & Nephew's or its employees or agents negligence or willful misconduct,

-      Smith & Nephew's negligent act or omission,

- Smith & Nephew's misstatements or false claims with respect to the Supply Agreement Products,

-      Smith & Nephew's misuse of Supply Agreement Product literature, or

- Smith & Nephew's failure to comply with its obligations under the supply agreement.

The supply agreement terminates in June 2004 unless extended by mutual agreement of DonJoy and Smith & Nephew.

DISTRIBUTION AGREEMENT

Pursuant to a distribution agreement entered into in connection with the recapitalization among DonJoy, Smith & Nephew and the affiliates of Smith & Nephew which distributed dj Ortho's products outside the United States as of the closing date of the recapitalization (each an "S&N Group Company"), each S&N Group Company will continue to distribute dj Ortho's products in the specific international market (the "Territories") in which such S&N Group Company distributed such products prior to the recapitalization. Through December 31, 1999, dj Ortho will sell products to the S&N Group Companies at the same prices at which such products were sold to the S&N Group Companies prior to the recapitalization. Thereafter, dj Ortho and S&N will negotiate the sale price of any product in good faith. During the term of the distribution agreement with respect to a Territory, each S&N Group Company has a royalty-free right to use dj Ortho's trademarks in connection with its distribution of the dj Ortho's products.

The S&N Group Companies have no obligation to purchase any minimum quantity of products pursuant to the distribution agreement. However, Smith & Nephew has agreed to use its commercially reasonable efforts to have the S&N Group Companies purchase from dj Ortho the same quantity of products reflected in DonJoy's 1999 budgets (the "1999 Purchase Level") and dj Ortho has agreed to sell to the S&N Group Companies pursuant to applicable purchase orders quantities of products at least equal to the 1999 Purchase Level. Smith & Nephew has also agreed to use its commercially reasonable efforts to have each S&N Group Company distribute and resell products in the same geographical markets within the Territories as such S&N Group Company distributed and sold dj Ortho products prior to the recapitalization, and Smith & Nephew and each S&N Group Company agrees to employ efforts and methods to sell and promote the sale of the products in its Territory that are substantially the same as the efforts and methods employed prior to the consummation of the recapitalization. The S&N Group Companies may not, subject to certain limited exceptions, sell or supply dj Ortho products or other similar products to anyone outside the Territories. During the time any Territory is subject to the distribution agreement, no S&N Group Company may import, sell or promote the sale of any products which are included within the Non-Compete Business other than products purchased from dj Ortho. Pursuant to the distribution agreement, DonJoy and dj Ortho have agreed to indemnify Smith & Nephew and the S&N Group Companies and their officers and affiliates, and Smith & Nephew have agreed to indemnify DonJoy and its officers, managers, equity holders and affiliates to the same extent that DonJoy and Smith & Nephew indemnify each other under the supply agreement.

Smith & Nephew has the right to terminate the distribution agreement

(1) on 60 days notice, with respect to Austria, Denmark, Finland, France, Germany and Eastern Europe, Holland, Japan, Norway, New Zealand, Portugal, Sweden, Switzerland and the United Kingdom, and

(2) on 60 days notice, which notice may not be given prior to November 1, 1999, with respect to Australia, Belgium, Canada, Dubai, Hong Kong, India, Ireland, Italy, Korea, Malaysia, Mexico, Philippines, Puerto Rico, Singapore, South Africa, Spain, Taiwan and Thailand.

DonJoy has the right to terminate the distribution agreement

(1) on 30 days notice with respect to the Territories listed in clause (1) above,

(2) on 60 days notice, which notice may not be given prior to August 1, 1999, with respect to the Territories listed in clause (2) above other than Australia and Canada, and

(3) on 60 days notice, which notice may not be given prior to November 1, 1999, with respect to Australia and Canada.

Upon termination of the distribution agreement with respect to a Territory, the applicable S&N Group Company has agreed to assist dj Ortho in the transition to any new third party distributor designated by dj Ortho. Subject to certain limited exceptions, any products remaining in the inventory of any terminated S&N Group Company (the "Repurchased Inventory") upon termination of the distribution agreement with respect to a Territory, will be repurchased by dj Ortho, or any new third party distributor designated by dj Ortho with respect to the Territory for an amount equal to

(1) the original purchase price of such Repurchased Inventory plus any duty and tax paid by such S&N Group Company and the cost paid by such S&N Group Company in shipping the Repurchased Inventory to such S&N Group Company plus

(2) any sales tax, VAT, duty or fee incurred by such S&N Group Company with respect to the delivery of such Repurchased Inventory to dj Ortho or such new distributor.

If a dispute arises concerning the applicable repurchase price of the Repurchased Inventory and the parties are not able to resolve such dispute with ten business days, the applicable S&N Group Company has the right to sell and distribute the products that are the subject of the dispute within or outside the Territories. The Distribution Agreement continues until the termination of the last Territory.

TRANSITION SERVICES AGREEMENT

Pursuant to a transition services agreement among DonJoy and Smith & Nephew, Smith & Nephew has agreed to assist in the transfer and transition of certain services provided by Smith & Nephew prior to the recapitalization as required by dj Ortho, including human resources, payroll, sales tax reporting, insurance coverage, legal and treasury and cash management. Smith & Nephew will also act as authorized European Agent/representative/distributor for DonJoy for purposes of CE regulation. DonJoy will not pay any additional consideration to Smith & Nephew for such services, but will reimburse Smith & Nephew for all payments to third parties in connection with any of the foregoing services. Based on prior practice, such amounts are not expected to be material.

In addition, Smith & Nephew will continue to employ two individuals as employees of Smith & Nephew's affiliates in the United Kingdom and Belgium (the "International Employees") until the earlier of 15 days following receipt of notice from DonJoy requesting termination of the services of such employees or December 31, 1999. DonJoy will reimburse Smith & Nephew for all compensation, expenses and benefits paid or provided to or on behalf of the International Employees.

Smith & Nephew has also agreed to assist in the transition of master group buying contracts relating to ProCare products with NovaCare, Inc., Premier Purchasing Partners, L.P. and AmeriNet Inc. (the "Group Buying Contracts") to separate agreements or arrangements between such companies and dj Ortho. Pending the execution of such separate agreements or arrangements, Smith & Nephew will permit dj Ortho to continue to sell products under the Group Buying Contracts. Through December 31, 1999, dj Ortho will not be required to pay Smith & Nephew any fee for products sold under the Group Buying Contracts. If dj Ortho decides to continue selling under the Group Buying Contracts, dj Ortho will be required to pay Smith & Nephew a fee equal to 1.5% of dj Ortho's gross sales for products sold under the Group Buying Contracts.

Smith & Nephew agreed to indemnify DonJoy, dj Ortho and its officers, managers, equity holders and affiliates with respect to

- any injury, death or property damage arising out of Smith & Nephew or its employees or agents negligence or willful misconduct,

-      Smith & Nephew's negligent act or omission or

- Smith & Nephew's failure to comply with its obligations under the transition services agreement. DonJoy has agreed to indemnify Smith & Nephew to the same extent as the foregoing and also with respect to any claim made in respect of the International Employees for actions or omissions after the consummation of the recapitalization and any claim made in respect of any product sold by dj Ortho under any Group Buying Contract. Each party agrees to maintain insurance in the amount of at least $3 million per occurrence for bodily injury or death and $3 million per occurrence with respect to property damage with a deductible of no more than $250,000.

DonJoy has the right to terminate any service provided under the transition services agreement on thirty days notice to Smith & Nephew. Except as it relates to Group Buying Contracts, the transition services agreement terminates on December 31, 1999. The transition services agreement was extended for certain services through November 30, 2000.

GROUP RESEARCH CENTRE TECHNOLOGY AGREEMENT

Pursuant to a Group Research Centre Technology Agreement (the "GRC Agreement") between DonJoy and Smith & Nephew entered into in connection with the recapitalization, Smith & Nephew conveyed and assigned to DonJoy an undivided 50% interest in and to the GRC Technology (as defined below). In addition, Smith & Nephew has agreed to, among other things, grant to dj Ortho exclusive or non-exclusive worldwide, royalty-free rights to manufacture, use, import and sell products included within the Non-Compete Business which products are based on certain specified technology and other proprietary information developed as of the closing date of the recapitalization by Group Research Centre, an affiliate of Smith & Nephew (the "GRC Technology"). The licenses granted under the GRC Agreement continue with respect to any particular patent incorporating any such technology until such patent expires, is cancelled or is declared invalid or unenforceable. No assurance can be given that dj Ortho will be able to develop and/or successfully market products based on the technology and proprietary information licensed to dj Ortho pursuant to the GRC Agreement. Any restriction contained in the GRC Agreement with respect to non-patented GRC Technology expires on June 30, 2009.

SUBLEASE

Pursuant to a sublease between dj Ortho and Smith & Nephew entered into in connection with the recapitalization, dj Ortho is subleasing the premises occupied by the Vista facility from Smith & Nephew. dj Ortho will pay rent during the term of the sublease in an amount equal to the amount required to be paid by Smith & Nephew as tenant under the master lease for the Vista facility together with all taxes and other amounts which are the responsibility of Smith & Nephew under the master lease. The initial minimum rent payable by dj Ortho under the sublease is $145,694 per month. DonJoy has guaranteed the payment of rent and other amounts owing under the sublease by dj Ortho. The sublease expires on February 19, 2008 unless sooner terminated as provided in the master lease or the sublease.

CERF LABORATORIES AGREEMENT

Pursuant to a CERF Laboratories Agreement (the "CERF Agreement") between DonJoy and Smith & Nephew, dj Ortho will allow Smith & Nephew and its employees, agents, representatives and invitees to use dj Ortho's Clinical Education Research Facility ("CERF") laboratory, the equipment and supplies in the CERF laboratory and services offered at the CERF laboratory. Smith & Nephew will pay dj Ortho a quarterly fee calculated in the same manner as it was calculated prior to the recapitalization. For 1998 and 1999, Smith & Nephew paid DonJoy $63,516 and $85,649, respectively, for use of the CERF laboratory. DonJoy and Smith & Nephew have agreed to indemnify each other and their respective officers, managers, equity holders and affiliates with respect to

- any injury, death or property damage arising out of its or its employees or agents negligence or willful misconduct,

-      its negligent act or omission, or

-      its failure to comply with its obligations under the CERF Agreement.

In addition, each party has agreed to maintain insurance in the amount of at least $3 million per occurrence for bodily injury or death and $3 million per occurrence with respect to property damage with a deductible of no more than $250,000. The CERF Agreement expires on June 30, 2001 unless renewed upon mutual agreement or unless sooner terminated by Smith & Nephew upon 30 days notice.

OTHER ARRANGEMENTS WITH AFFILIATES OF CDP

In connection with the recapitalization, the Issuers entered into the new credit facility with Chase Securities Inc. ("CSI"), as arranger and book manager, and The Chase Manhattan Bank ("Chase"), as syndication agent and a lender, both of which are affiliates of CDP. In connection with the new credit facility, Chase receives customary fees for acting in such capacities. CSI also acted as financial advisor to Smith & Nephew in connection with the recapitalization and was paid a fee of $2.0 million by Smith & Nephew upon consummation of the recapitalization.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

       1. Consolidated Financial Statements:

         The consolidated financial statements of dj Ortho listed below and the report thereon are included in Item 8 hereof:

         Report of Ernst & Young, Independent Auditors
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the years ended
           December 31, 1999, 1998 and 1997
         Consolidated Statements of Changes in Member's Equity for the years ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

       2. Financial Statement Schedules:

          All other schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements or notes thereto.

   (b) Reports on Form 8-K:
         None.

       3. Exhibits:

      EXHIBIT
       NUMBER                           DESCRIPTION
       ------                           -----------
         3.1      Amended and Restated Operating Agreement of dj Orthopedics,
                  LLC(1)

         3.2      Second Amended and Restated Operating Agreement of DonJoy,
                  LLC(1)

         3.3      Certificate of Amendment to Certificate of Incorporation of DJ
                  Orthopedics Capital Corporation(1)

         3.4      By-laws of dj Orthopedics, LLC(1)

         3.5      By-laws of DonJoy, LLC(1)

         3.6      By-laws of DJ Orthopedics Capital Corporation(1)

         4.1 Indenture dated as of June 30, 1999 among the Issuers, DonJoy and The Bank of New York, as Trustee(1)

         4.2      Form of New Note (included as Exhibit B to Exhibit 4.1)(1)

         4.3      Exchange and Registration Rights Agreement dated as of June
                  30, 1999 among the Issuers, DonJoy and Smith & Nephew(1)

         10.1     Recapitalization Agreement dated as of April 29, 1999 among
                  CDP, DonJoy and Smith & Nephew(1)

         10.2     Group Research Centre Technology Agreement dated as of June
                  30, 1999 between DonJoy and Smith & Nephew(1)

         10.3     Supply Agreement dated as of June 30, 1999 between DonJoy and
                  Smith & Nephew(1)

         10.4     Transition Services Agreement dated as of June 30, 1999
                  between DonJoy and Smith & Nephew(1)

         10.5     Distribution Agreement dated as of June 30, 1999 between
                  DonJoy, Smith & Nephew and the affiliates of Smith & Nephew listed on Schedule I thereto(1)

         10.6     CERF Laboratories Agreement dated as of June 30, 1999 between
                  DonJoy and Smith & Nephew(1)

         10.7 Subleases dated as of June 30, 1999 between the dj Ortho and Smith & Nephew(1)

         10.8     Guaranties dated as of June 30, 1999 executed by DonJoy(1)

         10.9     Preferred Unit Purchase Agreement dated as of June 30, 1999 among DonJoy, CB Capital and First Union Investors(1)

         10.10    Members' Agreement dated as of June 30, 1999 among DonJoy,
                  CDP, CB Capital, First Union Investors, Smith & Nephew and the
                  Management Members(1)

         10.11    Credit Agreement dated as of June 30, 1999 among the Issuers,
                  DonJoy, the Lenders party thereto and First Union National
                  Bank, as Administrative Agent(1)

         10.12    Indemnity, Subrogation and Contribution Agreement dated as of
                  June 30, 1999 among dj Ortho, DJ Capital and First Union
                  National Bank, as Collateral Agent(1)

         10.13    Parent Guarantee Agreement dated as of June 30, 1999 between
                  DonJoy and First Union National Bank, as Collateral Agent(1)

         10.14 Subsidiary Guarantee Agreement dated as of June 30, 1999 between DJ Capital and First Union National Bank, as
                  Collateral Agent(1)

         10.15    Pledge Agreement dated as of June 30, 1999 among dj Ortho,
                  DonJoy and First Union National Bank, as Collateral Agent(1)

         10.16    Security Agreement dated as of June 30, 1999 among dj Ortho,
                  DonJoy, DJ Capital and First Union National Bank, as
                  Collateral Agent(1)

         10.17    Leasehold Deed of Trust, Security Agreement and Assignment of
                  Leases and Rents dated as of June 30, 1999 by dj Ortho, as grantor, to First American Title Insurance Company, as trustee(1)

         10.18    Employment Agreement dated as of June 30, 1999 between dj
                  Ortho and Leslie H. Cross(1)

         10.19    Employment Agreement dated as of June 30, 1999 between dj
                  Ortho and Cyril Talbot III(1)

         10.20    Employment Agreement dated as of June 30, 1999 between dj
                  Ortho and Michael R. McBrayer(1)

         10.21    1999 Option Plan of DonJoy(1)

         10.22    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Les Cross(1)

         10.23    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Cy Talbot(1)

         10.24    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Michael McBrayer(1)

         10.25    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Chuck Bastyr(1)

         10.26    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Peter Bray(1)

         10.27    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Kent Bachman

         10.28    Employment and Separation Agreement dated as of October 25,
                  1999 between Chuck Bastyr and dj Orthopedics, LLC

         10.29    First Amendment to Transition Services Agreement dated as of
                  December 21, 1999 between DonJoy and Smith & Nephew

         10.30    Amended and Restated 1999 Option Plan of DonJoy dated January
                  20, 2000

         12.1 Statement re: computation of ratios of earning to fixed charges

         21.1     Subsidiaries of the Registrants(1)

         24.1     Powers of Attorney (included on the signature page)(1)

         25.1     Statement of Eligibility and Qualifications under the Trust
                  Indenture Act of 1939 of The Bank of New York as Trustee(1)

         27.1     Financial Data Schedule

------------

(1) Incorporated herein by reference to the same numbered exhibit to dj Ortho's registration statement on Form S-4 (Registration No. 333-86835), originally filed with the SEC on November 4, 1999.

     (d)

                               DJ ORTHOPEDICS, LLC
          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                               ALLOWANCE FOR
                                                  DOUBTFUL            RESERVE FOR
                                                  ACCOUNTS            EXCESS AND
                                                  AND SALES            OBSOLETE
                                                  RETURNS             INVENTORY
                                               -------------          ------------
Balance at December 31, 1996 ........          $   229,000           $   472,000
  Provision .........................              823,000               495,000
  Write-offs and recoveries, net ....             (640,000)             (217,000)
                                               -----------           -----------
Balance at December 31, 1997 ........              412,000               750,000
  Provision .........................            1,407,000               172,000
  Write-offs and recoveries, net ....           (1,463,000)             (366,000)
                                               -----------           -----------
Balance at December 31, 1998 ........              356,000               556,000
  Provision .........................            2,678,000             1,052,000
  Write-offs and recoveries, net ....           (2,045,000)             (617,000)
                                               -----------           -----------
Balance at December 31, 1999 ........          $   989,000           $   991,000
                                               ===========           ===========

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2000                     DJ ORTHOPEDICS, LLC

                                         By:  /s/       LESLIE H. CROSS
                                            ------------------------------------
                                                        Leslie H. Cross
                                           President and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                     TITLE                            DATE
                  ---------                                     -----                            ----
           /s/   LESLIE H. CROSS               President, Chief Executive Officer and         March 17, 2000
-------------------------------------------    Manager
                Leslie H. Cross                (Principal Executive Officer)


           /s/   CYRIL TALBOT III              Vice President, Chief Financial Officer        March 17, 2000
--------------------------------------------   and Secretary (Principal Financial and
              Cyril Talbot III                 Accounting Officer)


          /s/   CHARLES T. ORSATTI             Manager                                        March 17, 2000
-------------------------------------------
             Charles T. Orsatti

        /s/   MITCHELL J. BLUTT, M.D.          Manager                                        March 17, 2000
-------------------------------------------
           Mitchell J. Blutt, M.D.

          /s/   SHAHAN D. SOGHIKIAN            Manager                                        March 17, 2000
-------------------------------------------
             Shahan D. Soghikian

        /s/   DAMION E. WICKER, M.D.           Manager                                        March 17, 2000
-------------------------------------------
            Damion E. Wicker, M.D.

           /s/   JOHN J. DAILEADER             Manager                                        March 17, 2000
-------------------------------------------
               John J. Daileader

             /s/ IVAN R. SABEL                 Manager                                        March 17, 2000
--------------------------------------------
                 Ivan R. Sabel

            /s/   KIRBY L. CRAMER              Manager                                        March 17, 2000
--------------------------------------------
               Kirby L. Cramer

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2000                DJ ORTHOPEDICS CAPITAL CORPORATION

                                    By:    /s/     LESLIE H. CROSS
                                       -----------------------------------------
                                                   Leslie H. Cross
                                          President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                       TITLE                            DATE
                  ---------                                       -----                            ----
           /s/   LESLIE H. CROSS               President, Chief Executive Officer and         March 17, 2000
--------------------------------------------   Director
                                               (Principal Executive Officer)
               Leslie H. Cross

           /s/   CYRIL TALBOT III              Vice President, Chief Financial Officer        March 17, 2000
--------------------------------------------   and Secretary (Principal Financial
              Cyril Talbot III                 and Accounting Officer)


          /s/   CHARLES T. ORSATTI             Director                                       March 17, 2000
--------------------------------------------
             Charles T. Orsatti

        /s/   MITCHELL J. BLUTT, M.D.          Director                                       March 17, 2000
--------------------------------------------
           Mitchell J. Blutt, M.D.

          /s/   SHAHAN D. SOGHIKIAN            Director                                       March 17, 2000
--------------------------------------------
             Shahan D. Soghikian

        /s/   DAMION E. WICKER, M.D.           Director                                       March 17, 2000
--------------------------------------------
            Damion E. Wicker, M.D.

           /s/   JOHN J. DAILEADER             Director                                       March 17, 2000
--------------------------------------------
              John J. Daileader

          /s/   IVAN R. SABEL                  Director                                       March 17, 2000
--------------------------------------------
                Ivan R. Sabel

           /s/ KIRBY L. CRAMER                 Director                                       March 17, 2000
--------------------------------------------
               Kirby L. Cramer

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2000                   DONJOY, L.L.C.

                                       By:  /s/     LESLIE H. CROSS
                                            ------------------------------------
                                                    Leslie H. Cross
                                           President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                       TITLE                            DATE
                  ---------                                       -----                            ----
           /s/   LESLIE H. CROSS               President, Chief Executive Officer and         March 17, 2000
--------------------------------------------   Manager
                 Leslie H. Cross               (Principal Executive Officer)


           /s/   CYRIL TALBOT III              Vice President, Chief Financial Officer        March 17, 2000
--------------------------------------------   Secretary (Principal Financial and
              Cyril Talbot III                 and Accounting Officer)


          /s/   CHARLES T. ORSATTI             Manager                                        March 17, 2000
--------------------------------------------
             Charles T. Orsatti

        /s/   MITCHELL J. BLUTT, M.D.          Manager                                        March 17, 2000
--------------------------------------------
           Mitchell J. Blutt, M.D.

          /s/   SHAHAN D. SOGHIKIAN            Manager                                        March 17, 2000
--------------------------------------------
             Shahan D. Soghikian

        /s/   DAMION E. WICKER, M.D.           Manager                                        March 17, 2000
--------------------------------------------
            Damion E. Wicker, M.D.

           /s/   JOHN J. DAILEADER             Manager                                        March 17, 2000
--------------------------------------------
                 John J. Daileader

             /s/ IVAN R. SABEL                 Manager                                        March 17, 2000
--------------------------------------------
                 Ivan R. Sabel

            /s/   KIRBY L. CRAMER              Manager                                        March 17, 2000
--------------------------------------------
                  Kirby L. Cramer

                                INDEX TO EXHIBITS

      EXHIBIT NUMBER                            DESCRIPTION ------
                  -----------
         3.1      Amended and Restated Operating Agreement of dj Orthopedics,
                  LLC(1)

         3.2      Second Amended and Restated Operating Agreement of DonJoy,
                  LLC(1)

         3.3      Certificate of Amendment to Certificate of Incorporation of DJ
                  Orthopedics Capital Corporation(1)

         3.4      By-laws of dj Orthopedics, LLC(1)

         3.5      By-laws of DonJoy, LLC(1)

         3.6      By-laws of DJ Orthopedics Capital Corporation(1)

         4.1 Indenture dated as of June 30, 1999 among the Issuers, DonJoy and The Bank of New York, as Trustee(1)

         4.2      Form of New Note (included as Exhibit B to Exhibit 4.1)(1)

         4.3      Exchange and Registration Rights Agreement dated as of June
                  30, 1999 among the Issuers, DonJoy and Smith & Nephew(1)

         10.1     Recapitalization Agreement dated as of April 29, 1999 among
                  CDP, DonJoy and Smith & Nephew(1)

         10.2     Group Research Centre Technology Agreement dated as of June
                  30, 1999 between DonJoy and Smith & Nephew(1)

         10.3     Supply Agreement dated as of June 30, 1999 between DonJoy and
                  Smith & Nephew(1)

         10.4     Transition Services Agreement dated as of June 30, 1999
                  between DonJoy and Smith & Nephew(1)

         10.5     Distribution Agreement dated as of June 30, 1999 between
                  DonJoy, Smith & Nephew and the affiliates of Smith & Nephew listed on Schedule I thereto(1)

         10.6     CERF Laboratories Agreement dated as of June 30, 1999 between
                  DonJoy and Smith & Nephew(1)

         10.7     Subleases dated as of June 30, 1999 between dj Ortho and Smith
                  & Nephew(1)

         10.8     Guaranties dated as of June 30, 1999 executed by DonJoy(1)

         10.9     Preferred Unit Purchase Agreement dated as of June 30, 1999 among DonJoy, CB Capital and First Union Investors(1)

         10.10    Members' Agreement dated as of June 30, 1999 among DonJoy,
                  CDP, CB Capital, First Union Investors, Smith & Nephew and the
                  Management Members(1)

         10.11    Credit Agreement dated as of June 30, 1999 among the Issuers,
                  DonJoy, the Lenders party thereto and First Union National
                  Bank, as Administrative Agent(1)

         10.12    Indemnity, Subrogation and Contribution Agreement dated as of
                  June 30, 1999 among dj Ortho, DJ Capital and First Union
                  National Bank, as Collateral Agent(1)

         10.13    Parent Guarantee Agreement dated as of June 30, 1999 between
                  DonJoy and First Union National Bank, as Collateral Agent(1)

         10.14 Subsidiary Guarantee Agreement dated as of June 30, 1999 between DJ Capital and First Union National Bank, as
                  Collateral Agent(1)

         10.15    Pledge Agreement dated as of June 30, 1999 among dj Ortho,
                  DonJoy and First Union National Bank, as Collateral Agent(1)

         10.16    Security Agreement dated as of June 30, 1999 among dj Ortho,
                  DonJoy, DJ Capital and First Union National Bank, as
                  Collateral Agent(1)

         10.17    Leasehold Deed of Trust, Security Agreement and Assignment of
                  Leases and Rents dated as of June 30, 1999 by dj Ortho, as grantor, to First American Title Insurance Company, as trustee(1)

         10.18    Employment Agreement dated as of June 30, 1999 between dj
                  Ortho and Leslie H. Cross(1)

         10.19    Employment Agreement dated as of June 30, 1999 between dj
                  Ortho and Cyril Talbot III(1)

         10.20    Employment Agreement dated as of June 30, 1999 between dj
                  Ortho and Michael R. McBrayer(1)

         10.21    1999 Option Plan of DonJoy(1)

         10.22    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Les Cross(1)

         10.23    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Cy Talbot(1)

         10.24    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Michael McBrayer(1)

         10.25    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Chuck Bastyr(1)

         10.26    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Peter Bray(1)

         10.27    Retention Agreement dated December 14, 1998 between Smith &
                  Nephew and Kent Bachman

         10.28    Employment and Separation Agreement dated as of October 25,
                  1999 between Chuck Bastyr and dj Orthopedics, LLC

         10.29    First Amendment to Transition Services Agreement dated as of
                  December 21, 1999 between DonJoy and Smith & Nephew

      EXHIBIT
       NUMBER                            DESCRIPTION
       ------                            -----------
         10.30    Amended and Restated 1999 Option Plan of DonJoy dated January
                  20, 2000

         12.1 Statement re: computation of ratios of earning to fixed charges

         21.1     Subsidiaries of the Registrants(1)

         24.1     Powers of Attorney (included on the signature page)(1)

         25.1     Statement of Eligibility and Qualifications under the Trust
                  Indenture Act of 1939 of The Bank of New York as Trustee(1)

         27.1     Financial Data Schedule

----------

(1) Incorporated herein by reference to the same numbered exhibit to dj Ortho's registration statement on Form S-4 (Registration No. 333-86835), originally filed with the SEC on November 4, 1999.