Form 10-Q
period 2000-04-01
DJ ORTHOPEDICS LLC; DJ ORTHOPEDICS CAPITAL CORP; DONJOY LLC
filed 2000-05-08
CIK 1094052, 1094051, 1094053

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

                           FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000.

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
    (State or other jurisdiction of          (Primary Standard Industrial          (I.R.S. Employer Identification
    incorporation or organization)            Classification Code Number)                      Number)

                       DJ ORTHOPEDICS CAPITAL CORPORATION
               (Exact name of registrant as specified in charter)

               DELAWARE                                  3842                                52-2157537
    (State or other jurisdiction of          (Primary Standard Industrial          (I.R.S. Employer Identification
    incorporation or organization)            Classification Code Number)                      Number)

                                 DONJOY, L.L.C.
               (Exact name of registrant as specified in charter)

               DELAWARE                                  3842                                33-0848317
    (State or other jurisdiction of          (Primary Standard Industrial          (I.R.S. Employer Identification
    incorporation or organization)            Classification Code Number)                      Number)

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

         DJ ORTHOPEDICS, LLC                   Yes [X] No [ ]
         DJ ORTHOPEDICS CAPITAL CORPORATION    Yes [X] No [ ]
         DONJOY, L.L.C.                        Yes [X] No [ ]

================================================================================

                               DJ ORTHOPEDICS, LLC

                       DJ ORTHOPEDICS CAPITAL CORPORATION

                                 DONJOY, L.L.C.

                                 FORM 10-Q INDEX

                                                                                                     PAGE
                                                                                                     ----
EXPLANATORY NOTE                                                                                       2

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of April 1, 2000 (unaudited) and December 31, 1999             3

         Consolidated Statements of Operations for the three months ended
              April 1, 2000 (unaudited) and April 3, 1999 (unaudited)                                  4

         Statements of Changes in Consolidated Members' Equity (Deficit) for the
              year ended December 31, 1999 and the three months
              ended April 1, 2000 (unaudited)                                                          5

         Consolidated Statements of Cash Flows for the three months ended
              April 1, 2000 (unaudited) and April 3, 1999 (unaudited)                                  6

         Notes to Unaudited Consolidated Financial Statements                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            18

Item 2.  Changes in Securities and Use of Proceeds                                                    18

Item 3.  Defaults upon Senior Securities                                                              18

Item 4.  Submission of Matters to a Vote of Security Holders                                          18

Item 5.  Other Information                                                                            18

Item 6.  Exhibits and Reports on Form 8-K                                                             18

SIGNATURES                                                                                            19

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 DONJOY, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                                   April 1,       December 31,
                                                                                     2000             1999
                                                                                  ----------------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ................................................      $   8,676       $   5,927
   Accounts receivable, net of allowance for doubtful
      accounts of $1,391 and $989 at April 1, 2000 and
      December 31, 1999, respectively .......................................         21,579          20,056
   Accounts receivable, related parties .....................................          1,469           1,350
   Inventories, net .........................................................         13,707          13,664
   Other current assets .....................................................          1,123             917
                                                                                   -------------------------
Total current assets ........................................................         46,554          41,914
Property, plant and equipment, net ..........................................          7,750           7,297
Intangible assets, net ......................................................         32,495          33,195
Debt issuance costs, net ....................................................          6,830           6,875
Other assets ................................................................            321             135
                                                                                   -------------------------
Total assets ................................................................      $  93,950       $  89,416
                                                                                   =========================

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
   Accounts payable .........................................................      $   5,695       $   6,242
   Accounts payable, related parties ........................................             20             169
   Accrued compensation .....................................................          1,872           2,443
   Accrued commissions ......................................................          1,132             954
   Long-term debt, current portion ..........................................            500             500
   Accrued interest .........................................................          3,682             526
   Other accrued liabilities ................................................          4,085           3,667
                                                                                   -------------------------
Total current liabilities ...................................................         16,986          14,501
12 5/8% Senior Subordinated Notes ...........................................         98,106          98,055
Long-term debt, less current portion ........................................         14,625          14,750
Redeemable Preferred Units; 100,000 units authorized, 40,184 units issued and outstanding at April 1, 2000 and December 31, 1999;
      liquidation preference $34,872 and $33,684 at April 1, 2000 and
      December 31, 1999, respectively .......................................         33,878          32,539
Members' deficit:
   Common units; 2,900,000 units authorized, 718,000 units issued
      and outstanding at April 1, 2000 and December 31, 1999 ................         66,521          66,521
   Notes receivable from officers ...........................................         (1,400)         (1,400)
   Accumulated deficit ......................................................       (134,766)       (135,550)
                                                                                   -------------------------
Total members' deficit ......................................................        (69,645)        (70,429)
                                                                                   -------------------------
Total liabilities and members' deficit ......................................      $  93,950       $  89,416
                                                                                   =========================


                             See accompanying notes.

                                 DONJOY, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited, in thousands)

                                                           Three Months Ended
                                                        April 1,        April 3,
                                                          2000            1999
                                                        ------------------------
Net revenues:
     Third parties ..............................       $ 29,962        $ 25,509
     Related parties ............................          1,623           2,891
                                                        ------------------------
Total net revenues ..............................         31,585          28,400
Cost of goods sold ..............................         12,673          13,349
                                                        ------------------------
Gross profit ....................................         18,912          15,051
Operating expenses:
     Sales and marketing ........................          7,713           6,938
     General and administrative .................          4,783           4,475
     Research and development ...................            607             558
                                                        ------------------------
Total operating expenses ........................         13,103          11,971
                                                        ------------------------
Income from operations ..........................          5,809           3,080
Interest expense ................................         (3,811)             --
Interest income .................................            125              --
                                                        ------------------------
Income before income taxes ......................          2,123           3,080
Provision for income taxes ......................             --           1,263
                                                        ------------------------
Net income and comprehensive net income .........          2,123           1,817

Less: Preferred unit dividends and accretion
     of preferred unit fees .....................         (1,226)             --
                                                        ------------------------
Net income available to members .................       $    897        $  1,817
                                                        ========================


                             See accompanying notes.

                                 DONJOY, L.L.C.
         STATEMENTS OF CHANGES IN CONSOLIDATED MEMBERS' EQUITY (DEFICIT)
                     (in thousands, except unit information)



                                                                                       NOTES                       TOTAL
                                                                                    RECEIVABLE      RETAINED      MEMBERS'
                                                             COMMON UNITS              FROM         EARNINGS       EQUITY
                                                         UNITS         AMOUNT        OFFICERS      (DEFICIT)      (DEFICIT)
                                                      ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998 .....................            --     $       --     $       --     $   12,832     $   12,832
Capital contribution by Smith & Nephew, Inc.
   in connection with the Recapitalization .......     2,054,000         64,117             --        (16,264)        47,853
Issuance of common units at $100 per unit,
   net of transaction fees of $1,563 .............       645,500         62,987             --             --         62,987
Purchase of common units from Smith &
   Nephew, Inc. ..................................    (2,000,000)       (62,433)            --       (136,707)      (199,140)
Issuance of common units at $100 per unit,
   in exchange for cash and notes receivable .....        18,500          1,850         (1,400)            --            450
Preferred unit dividends and accretion
   of preferred unit fees ........................            --             --             --         (2,343)        (2,343)
Net income (excluding $196 allocated to
   preferred unit holders) .......................            --             --             --          6,932          6,932
                                                      ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999 .....................       718,000         66,521         (1,400)      (135,550)       (70,429)
Preferred unit dividends and accretion
   of preferred unit fees (unaudited) ............            --             --             --         (1,226)        (1,226)
Net income (excluding $113 allocated to
   preferred unit holders) (unaudited) ...........            --             --             --          2,010          2,010
                                                      ----------------------------------------------------------------------
BALANCE AT APRIL 1, 2000 (UNAUDITED) .............       718,000     $   66,521     $   (1,400)    $ (134,766)    $  (69,645)
                                                      ======================================================================


                             See accompanying notes.

                                 DONJOY, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                              Three Months Ended
                                                                            April 1,       April 3,
                                                                              2000           1999
                                                                            -----------------------
OPERATING ACTIVITIES
Net income ...........................................................      $  2,123       $  1,817
Adjustments to reconcile net income to net cash provided by
        operating activities:
   Depreciation and amortization .....................................         1,267          1,188
   Amortization of debt issuance costs and discount on Senior
       Subordinated Notes ............................................           258             --
   Changes in operating assets and liabilities:
     Accounts receivable .............................................        (1,523)          (739)
     Inventories .....................................................           (43)         1,212
     Other current assets ............................................          (206)           (66)
     Accounts payable ................................................          (547)        (2,738)
     Accrued compensation ............................................          (571)           155
     Accrued commissions .............................................           178           (187)
     Accrued interest ................................................         3,156             --
     Intercompany activity ...........................................          (268)         1,290
     Restructuring reserve ...........................................            --           (278)
     Other accrued liabilities .......................................           418            313
                                                                            -----------------------
Net cash provided by operating activities ............................         4,242          1,967

INVESTING ACTIVITIES
Purchases of property, plant and equipment ...........................        (1,020)          (340)
Other assets .........................................................          (186)            (1)
                                                                            -----------------------
Net cash used in investing activities ................................        (1,206)          (341)

FINANCING ACTIVITIES
Repayment of long-term debt ..........................................          (125)            --
Debt issuance costs ..................................................          (162)            --
Intercompany obligations .............................................            --         (2,114)
                                                                            -----------------------
Net cash used in financing activities ................................          (287)        (2,114)
                                                                            -----------------------
Net increase (decrease) in cash ......................................         2,749           (488)
Cash at beginning of period ..........................................         5,927            809
                                                                            -----------------------
Cash at end of period ................................................      $  8,676       $    321
                                                                            =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid .....................................................      $    367       $     --
                                                                            =======================
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Dividends and accretion of preferred unit fee related to redeemable
       preferred units ...............................................      $  1,226       $     --
                                                                            =======================


                             See accompanying notes.

                                 DONJOY, L.L.C.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three months ended April 1, 2000 and April 3, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DonJoy, L.L.C. (the "Company") and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying consolidated financial statements at April 1, 2000 and April 3, 1999 are unaudited and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the financial position, operating results and cash flows for the interim date and periods presented.

INTERIM ACCOUNTING PERIODS

The Company's fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. Results for the interim period ended April 1, 2000 are not necessarily indicative of the results to be achieved for the entire year or future periods. The three-month period ended April 1, 2000 contained one more business day than the three-month period ended April 3, 1999, resulting in the Company recognizing $0.5 million more in revenues in the three-month period ended April 1, 2000 as compared to the same period in 1999.

RECAPITALIZATION

On June 30, 1999, the Company consummated a $215.3 million recapitalization (the "Recapitalization"). Under the Recapitalization, new investors, including Chase DJ Partners, L.L.C. ("CDP") and affiliates of CDP, invested new capital of $94.6 million in the Company. In addition, certain members of management invested net equity of $0.5 million, by purchasing $1.8 million in equity which was financed in part by $1.4 million in interest-bearing, full recourse loans from the Company. The Company's former sole equity holder (the "Former Parent") retained 54,000 common units, which represent approximately 7.5% of total units outstanding in the Company. In connection with the recapitalization transactions, the Company established dj Orthopedics, LLC ("dj Ortho") and DJ Orthopedics Capital Corporation ("DJ Capital"). The Company sold all of its net assets to dj Ortho for cash, which was funded with the net proceeds of $100.0 million of 12 5/8% Senior Subordinated Notes (the "Notes") issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. The Notes are fully and unconditionally guaranteed by the Company. dj Ortho is a wholly-owned subsidiary of the Company and represents substantially all of the revenues and net income of the Company. DJ Capital is a wholly-owned subsidiary of dj Ortho, has no significant assets or operations and was formed solely for the purpose of being a co-issuer of the Notes (see Note 4).

The proceeds of the equity investment together with $113.5 million of proceeds from debt financing were used for approximately $199.1 million of consideration paid to redeem a portion of members' equity from the Company's Former Parent, and approximately $8.8 million of costs and fees paid in association with the Recapitalization.

2.      FINANCIAL STATEMENT INFORMATION

INVENTORIES

Inventories consist of the following (in thousands):

                                                    April 1,       December 31,
                                                      2000             1999
                                                    ---------------------------
Raw materials ................................      $  6,293         $  6,392
Work-in-progress .............................         1,446            1,446
Finished goods ...............................         7,036            6,817
                                                    ---------------------------
                                                      14,775           14,655
Less reserve for excess and obsolete .........        (1,068)            (991)
                                                    ---------------------------
                                                    $ 13,707         $ 13,664
                                                    ===========================

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                             April 1,     December 31,
                                                               2000           1999
                                                             --------------------------
Buildings and leasehold improvements ..................      $  3,585       $  3,577
Office furniture, fixtures, equipment and other .......        16,241         15,817
Construction in progress ..............................         1,889          1,297
                                                             --------------------------
                                                               21,715         20,691
Less accumulated depreciation and amortization ........       (13,965)       (13,394)
                                                             --------------------------
                                                             $  7,750       $  7,297
                                                             ==========================

INTANGIBLE ASSETS

Intangible assets arose primarily from the initial acquisition of dj Ortho in 1987 and dj Ortho's acquisition of Professional Care Products, Inc. in 1995. dj Ortho acquired a license in 1999 related to the I-Flow technology. Intangible assets consist of the following (in thousands):

                                           Useful Life      April 1,       December 31,
                                           (in years)         2000             1999
                                           --------------------------------------------
Goodwill ...........................              20        $ 24,742         $ 24,742
Patented technology ................            5-20          14,437           14,437
Customer base ......................              20          11,600           11,600
Licensing agreements ...............               5           2,000            2,000
Assembled workforce ................               5             250              250
Other ..............................            5-20             399              399
                                                            --------         --------
                                                              53,428           53,428
Less accumulated amortization ......                         (20,933)         (20,233)
                                                            --------         --------
                                                            $ 32,495         $ 33,195
                                                            ========         ========

3.      SEGMENT AND RELATED INFORMATION

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

                                                              Three Months Ended
                                                          April 1,         April 3,
                                                            2000             1999
                                                          -------------------------
Net revenues:
     Rigid knee bracing ..........................        $ 13,379         $ 12,947
     Soft goods ..................................          10,641            9,495
                                                          -------------------------
     Net revenues for reportable segments ........          24,020           22,442
     Specialty and other orthopedic products .....           7,565            5,958
                                                          -------------------------
Total consolidated net revenues ..................        $ 31,585         $ 28,400
                                                          =========================

Gross profit:
     Rigid knee bracing ..........................        $  9,566         $  9,418
     Soft goods ..................................           5,300            4,632
                                                          -------------------------
     Gross profit for reportable segments ........          14,866           14,050
     Specialty and other orthopedic products .....           4,494            2,935
     Brand royalties .............................              --             (987)
     Other cost of goods sold ....................            (448)            (947)
                                                          -------------------------
Total consolidated gross profit ..................        $ 18,912         $ 15,051
                                                          =========================

The accounting policies of the reportable segments are the same as those described in the basis of presentation. dj Ortho allocates resources and evaluates the performance of segments based on gross profit. Intersegment sales were not significant for any period.

For the three months ended April 1, 2000 and April 3, 1999, dj Ortho had no individual customer, supplier or distributor within a segment which accounted for more than 10% or more of total annual revenues.

Assets allocated in foreign countries were not significant. Net revenues to customers, attributed to countries based on the location of the customer, were as follows (in thousands):

                                                          Three Months Ended
                                                       April 1,         April 3,
                                                         2000             1999
                                                       --------         --------
United States:
     Third parties ...........................         $ 25,508         $ 23,057
     Related parties .........................              359              247
                                                       --------         --------
                                                         25,867           23,304
Europe:
     Third parties ...........................            3,931            2,295
     Related parties .........................              266            1,468
                                                       --------         --------
                                                          4,197            3,763
Other foreign countries:
     Third parties ...........................              523              157
     Related parties .........................              998            1,176
                                                       --------         --------
                                                          1,521            1,333
                                                       --------         --------
Total consolidated net revenues ..............         $ 31,585         $ 28,400
                                                       ========         ========

dj Ortho does not allocate assets to reportable segments because all property and equipment are shared by all segments of dj Ortho.

4.   CONDENSED FINANCIAL DATA

As discussed in Note 1 above, dj Ortho's obligations under the Notes are guaranteed by its parent, DonJoy L.L.C. This guarantee and any guarantee by a future wholly-owned subsidiary guarantor, is full and unconditional. Included in non-current assets is an intercompany payable to DonJoy, L.L.C. of $45.0 million. The following condensed summarized financial information of dj Ortho (the only issuer with operations and assets) is presented at April 1, 2000 and for the three-months then ended:

                                                             April 1, 2000
                                                             -------------
Current assets .......................................          $ 46,497
Non-current assets ...................................          $ 92,413
Current liabilities ..................................          $ 16,986
Non-current liabilities:
   Long-term debt ....................................          $112,731

                                                           Three Months Ended
                                                             April 1, 2000
                                                           ------------------
Net revenues .........................................          $ 31,585
Gross profit .........................................          $ 18,912
Net income ...........................................          $  2,104

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

OVERVIEW

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

The following discussion should be read in conjunction with the Company's historical consolidated financial statements and the related notes thereto and the other financial data included in the Annual Report on Form 10-K for the year ended December 31, 1999.

SEGMENTS. The Company designs, manufactures and markets orthopedic recovery products and complementary products. The Company's product lines include rigid knee braces, soft goods and a portfolio of specialty and other orthopedic products. The Company's rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and OA braces, which provide relief of knee pain due to osteoarthritis. The Company's soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for afflictions of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. The Company's portfolio of specialty and other orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity walkers, upper extremity braces, cold therapy systems and pain management delivery systems. The rigid knee brace product lines and the soft goods product lines constitute reportable segments under generally accepted accounting principles. See Note 3 of Notes to Unaudited Consolidated Financial Statements.

DOMESTIC SALES. The Company's products are marketed globally under the DonJoy and ProCare brand names through several distribution channels. In the United States, the Company's DonJoy brand products are marketed to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers by 25 commissioned agents who employ approximately 185 sales representatives. After a product order is received by a sales representative, the Company ships and bills the product directly to the orthopedic professional and the Company pays a sales commission to the agent. The gross profit and gross profit margins on DonJoy products sold in the United States do not include the commissions paid to the agents on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements. Domestic sales of DonJoy brand products represented approximately 60.5% of total net revenues in the first three months of 2000.

The Company's ProCare products are sold in the United States to third party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell ProCare products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. Domestic sales of ProCare products represented approximately 21.4% of total net revenues in the first three months of 2000.

INTERNATIONAL SALES. International sales, primarily in Europe, Canada and Japan, accounted for approximately 18.1% and 17.9% of the Company's net revenues in the first three months of 2000 and 1999, respectively. Sales in Germany, the Company's largest foreign market, accounted for approximately 24.9% of the Company's international net revenues in the first three months of 2000, and sales in Italy accounted for approximately 13.8% of the Company's international revenues in the first three months of 2000, with no other country accounting for more than approximately 10% of the Company's international net revenues in the first three months of 2000. Total sales in Europe accounted for approximately 73.4% of the Company's international net revenues in the first three months of 2000, while sales in Germany, the United Kingdom, France, Spain and Italy, accounted for approximately 51.0% of the Company's international net revenues in the first three months of 2000. Sales in Japan accounted for approximately 6.7% of the Company's international revenues in the first three months of 2000.

OFFICECARE PROGRAM. In 1996, in response to the needs of its customers, the Company launched OfficeCare, an inventory management and insurance billing program for its U.S. orthopedic physician customers. Under the OfficeCare program, the Company provides the orthopedic physician with an inventory of orthopedic products for immediate disbursement to the physician's patients. The Company then directly seeks reimbursement from the patient's insurance company, other third party payor or from the patient when self-pay is applicable.

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

The OfficeCare program represented approximately 9.3% of the Company's net revenues for the first three months of 2000 with sales of soft goods and specialty and other orthopedic products representing the majority of such sales. The OfficeCare program involves the Company's lower priced soft goods products, but is designed to also strengthen the Company's relationship with the customer, thereby also increasing sales of the higher end products. The OfficeCare program has historically experienced a strong growth rate, with an increase of sales of 70.5% in the first three months of 2000 over the first three months of 1999. As a result of the growth of the program, the Company's working capital needs have increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, OfficeCare has expanded the Company's involvement in the third party reimbursement process, or in certain cases directly with the patient. The collection period for these receivables as compared to other segments of the Company's business is significantly longer and has also resulted in a corresponding need to increase the Company's bad debt allowance requirements.

BASIS OF PRESENTATION; TAXES. As limited liability companies, DonJoy and the Company are not subject to income taxes following the recapitalization. Instead, DonJoy's earnings following the recapitalization will be allocated to its members and included in the taxable income of its members. The indenture and the new credit facility permit the Company to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including the Company.

RESULTS OF OPERATIONS. The Company operates its business on a manufacturing calendar, with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. The first three months of 2000 contained one more business day than the first three months of 1999, which resulted in approximately $0.5 million more revenue in the first three months of 2000 as compared to the first three months of 1999. The components of the statement of operations as a percentage of revenues are as follows:

                                                          Three Months Ended
                                                      April 1,        April 3,
                                                        2000            1999
                                                      ------------------------
Net revenues:
     Rigid knee bracing ........................          42.3%           45.6%
     Soft goods ................................          33.7            33.4
     Specialty and other orthopedic products ...          24.0            21.0
                                                      ------------------------
Total consolidated net revenues ................         100.0           100.0
Cost of goods sold allocable to product lines ..          38.7            40.2
                                                      ------------------------
Gross profit exclusive of brand royalties and
   other cost of sales .........................          61.3            59.8
     Brand royalties ...........................            --             3.5
     Other cost of goods sold ..................           1.4             3.3
                                                      ------------------------
Gross profit ...................................          59.9            53.0
     Sales and marketing .......................          24.4            24.4
     General and administrative ................          15.2            15.8
     Research and development ..................           1.9             2.0
                                                      ------------------------
Income from operations .........................          18.4            10.8
Interest expense ...............................         (12.1)             --
Interest income ................................           0.4              --
                                                      ------------------------
Income before income taxes .....................           6.7            10.8
Provision for income taxes .....................            --             4.4
                                                      ------------------------
Net income .....................................         6.7 %             6.4%
                                                      ========================

EBITDA (a) data:
Income from operations .........................      $  5,809        $  3,080
Depreciation and amortization ..................         1,267           1,188
                                                      ------------------------
                                                         7,076           4,268

Brand royalties ................................            --             987
Eliminated Allocations .........................            --             502
Other Corporate Allocations ....................            --             426
Estimated costs to replace Smith & Nephew
     services ..................................            --            (200)
                                                      ------------------------
Adjusted EBITDA (b) ............................      $  7,076        $  5,983
                                                      ========================

(a) "EBITDA" is defined as income from operations plus depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Our definition of EBITDA may not be comparable to that of other companies.

(b) In 1999, "Adjusted EBITDA" represents EBITDA (as defined above) adjusted to eliminate:

         (1) charges for brand royalties paid by the Company to Smith & Nephew for use of the Smith & Nephew trademarks and trade names;

         (2) Smith & Nephew overhead allocations for corporate managed accounts and new business expense and corporate management expense which will not be incurred following consummation of the recapitalization (the "Eliminated Allocations");

         (3) Smith & Nephew overhead allocations for research and development and for amounts charged by Smith & Nephew for services provided to the Company for finance (risk management, treasury, audit and taxes), human resources and payroll and legal services (collectively, the "Other Corporate Allocations");

and adjusted to include the estimated costs we expected to incur to replace the services previously provided by Smith & Nephew as part of the Other Corporate Allocations.

THREE MONTHS ENDED APRIL 1, 2000 COMPARED TO THREE MONTHS ENDED APRIL 3, 1999

NET REVENUES. Net revenues increased $3.2 million, or 11.2%, to $31.6 million for the first three months of 2000 from $28.4 million for the first three months of 1999. The first three months of 2000 contained one more business day than the first three months of 1999, which resulted in approximately $0.5 million more revenue in the first three months of 2000 as compared to the first three months of 1999. Net revenues for the rigid knee bracing segment increased $0.4 million over the prior period due to increased sales of ligament braces and post-operative braces, including the introduction of the 4TITUDE brace in June 1999. Soft goods sales increased by $1.1 million over the prior period due primarily to increased sales volumes of wrist splints, ankle braces, knee braces and other general soft good supports. These increases also reflect the growth of the OfficeCare program. Specialty and other orthopedic products sales increased by $1.6 million over the prior period due primarily to the recently introduced PainBuster(TM) Pain Management Systems, cold therapy units, shoulder bracing and to increased sales of lower extremity walkers as well as the growth of the OfficeCare program.

GROSS PROFIT. Gross profit increased $3.9 million, or 25.7%, to $18.9 million for the first three months of 2000 from $15.1 million for the first three months of 1999. Gross profit margin, exclusive of brand royalties and other cost of goods sold not allocable to specific product lines, increased from 59.8% for the first three months of 1999 to 61.3% for the first three months of 2000 primarily as a result of increased specialty and other orthopedic product sales combined with the implementation of lean manufacturing techniques. Gross profit for the rigid knee bracing segment increased $0.1 million, with gross profit margin decreasing to 71.5% for the first three months of 2000 from 72.7% for the comparable period in 1999. This decrease in gross profit margin reflects the change in product mix. Gross profit for the soft goods segment increased $0.7 million, with gross profit margin increasing to 49.8% for the first three months of 2000 from 48.8% for the comparable period in 1999. This increase is primarily a result of the change in product mix. Gross profit for the specialty and other orthopedic products segment increased $1.6 million, with gross profit margin increasing to 59.4% for the first three months of 2000 from 49.3% for the comparable period in 1999. The increase in gross profit margin reflects lower costs associated with the production of walkers, which resulted from the production of these walkers moving to the Company's facilities in Mexico in the first quarter of 2000 to take advantage of labor cost savings. Additionally, the increase is a result of more favorable pricing terms on the PainBuster(TM) Pain Management System.

As a result of the consummation of the recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, charges for brand royalties are no longer incurred by the Company. In the first three months of 2000, other cost of goods sold not allocable to specific product lines decreased from the comparable period in 1999 primarily due to increased manufacturing efficiencies.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $0.8 million, or 11.2%, to $7.7 million for the first three months of 2000 from $6.9 million for the first three months of 1999. The increase primarily reflected increased costs associated with the OfficeCare program.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.3 million, or 6.9%, to $4.8 million for the first three months of 2000 from $4.5 million for the first three months of 1999. The increase was primarily due to increased salaries and benefits and an increase in consulting expenses related to the implementation of a new Enterprise Resource Planning ("ERP") system, offset by the elimination of the Smith & Nephew overhead charges in 2000. Overall, general and administrative expenses declined as a percentage of revenues to 15.2% for the first three months of 2000 from 15.8% for the comparable period of 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately equal over the two periods. During the first three months of 2000, the majority of resources were focused on the development of the OAdjuster(TM) brace, introduced in March 2000, along with the VISTA System, which is expected to be introduced in the second half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. On June 29, 1999, all long-term intercompany obligations and certain other current liabilities owed to Smith & Nephew were contributed to members' equity in accordance with the recapitalization agreement. The Company's current and long-term indebtedness at April 1, 2000 was $113.2 million.

Net cash provided by operating activities was $4.2 million and $2.0 million in the first three months of 2000 and 1999, respectively. The increase of $2.2 million in the first three months of 2000 reflects the increase in net income, including accrued interest expense, in the first three months of 2000 as compared to the first three months of 1999, offset by an increase in accounts receivable during the first three months of 2000.

Cash flows used in investing activities were $1.2 million and $0.3 million in the first three months of 2000 and 1999, respectively. Capital expenditures in the first three months of 2000 primarily reflected an increase in construction in progress related to the capitalization of costs directly associated with the Company's ERP implementation.

Cash flows used in financing activities were $0.3 million and $2.1 million in the first three months of 2000 and 1999, respectively. The changes are a result of the change in intercompany obligations. Prior to the recapitalization, the Company participated in Smith & Nephew's central cash management program, wherein all of the Company's cash receipts were remitted to Smith & Nephew and all cash disbursements were funded by Smith & Nephew. Upon consummation of the recapitalization on June 30, 1999, the Company no longer participated in Smith & Nephew's cash management program.

Interest payments on the Notes and on borrowings under the new credit facility have significantly increased the Company's liquidity requirements. The new credit facility provides for the term loan of $15.5 million, which was borrowed in connection with the Recapitalization, and up to $25.0 million of revolving credit borrowings under the new revolving credit facility, which are available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of April 1, 2000, the Company had no borrowings outstanding under the new revolving credit facility. Borrowings under the term loan and the new revolving credit facility bear interest at variable rates plus an applicable margin.

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

The Company incurred fees and expenses of $8.8 million in connection with the recapitalization. Approximately $7.4 million, principally relating to financing fees and expenses, has been capitalized and will be amortized over the terms of the related debt instruments.

As part of its strategy, the Company intends to pursue acquisitions, investments and strategic alliances. The Company may require new sources of financing to consummate any such transactions, including additional debt or equity financing. There can be no assurance that such additional sources of financing will be available on acceptable terms if at all. The Company's ability to satisfy its debt obligations and to pay principal and interest on its indebtedness, including the notes, fund working capital requirements and make anticipated capital expenditures will depend on its future performance, which is subject to general economic, financial and other factors, some of which are beyond its control. Management believes that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including the availability of borrowings under the new revolving credit facility, will be adequate for the foreseeable future to make required payments of principal and interest on the Company's indebtedness, including the notes, to fund anticipated capital expenditures and for working capital requirements. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the notes, or to fund its other liquidity needs.

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

YEAR 2000

During fiscal 1999, the Company continued its company-wide program to prepare the Company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems would properly and accurately process information when the year changed to 2000. At the date of this report, the Company had not yet experienced any material problems related to the year 2000. The Company has not become aware of any significant year 2000 issues affecting the Company's major customers or suppliers. The Company also has not received any material complaints regarding any year 2000 issues related to its products. Year 2000 related costs through April 1, 2000 were approximately $360,000 and have been expensed as incurred. These costs included labor expended in contacting customers and suppliers, testing systems and software, and software upgrades for year 2000.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to our company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the ability to generate cash to service our debt; (iv) healthcare reform and the emergence of managed care and buying groups; (v) patents and proprietary know-how; (vi) uncertainty of domestic and foreign regulatory clearance and approvals; (vii) dependence on orthopedic professionals, agents and distributors; (viii) our dependence on certain key personnel; (ix) risks related to competition in our markets; (x) risks related to changing technology and new product developments; (xi) the sensitivity of our business to general economic conditions; (xii) uncertainty relating to third party reimbursement; and (xiii) the other factors affecting future performance referred to under the caption "Factors Affecting Future Performance" in the Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations. Primary exposure following consummation of the Recapitalization includes changes in interest rates. The Company is exposed to interest rate risk in connection with the term loan which bears interest at floating rates based on London Inter-Bank Offered Rate ("LIBOR") or the prime rate plus an applicable borrowing margin. The Company will manage its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of April 1, 2000, the Company had $100 million principal amount of fixed rate debt represented by the Notes and $15.1 million of variable rate debt represented by borrowings under the new credit facility (at an interest rate of 9.18% as of April 1, 2000). Based on the Company's current balance outstanding under the term loan, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $0.2 million on an annual basis. Up to $25.0 million of variable rate borrowings is available under the new revolving credit facility. The Company may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, the Company, as a matter of policy, does not enter into derivative or other financial investments for trading or speculative purposes. All of the Company's sales are denominated in U.S. dollars, thus the Company is not subject to any foreign currency exchange risks.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

27.1       Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 8, 2000 on its behalf by the undersigned thereunto duly authorized.

                               DJ ORTHOPEDICS, LLC
                       DJ ORTHOPEDICS CAPITAL CORPORATION
                                 DONJOY, L.L.C.

                                  (Registrant)


Date:  May 8, 2000                 BY:/S/ LESLIE H. CROSS
     -----------------                ------------------------------------------
                                      Leslie H. Cross
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date:  May 8, 2000                 BY:/S/ CYRIL TALBOT III
     -----------------                ------------------------------------------
                                      Cyril Talbot III
                                      Chief Financial Officer and Secretary
                                      (Principal Financial Officer)