Form 10-Q
period 2000-07-01
DJ ORTHOPEDICS LLC; DJ ORTHOPEDICS CAPITAL CORP; DONJOY LLC
filed 2000-08-14
CIK 1094052, 1094051, 1094053

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000.

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

         DJ ORTHOPEDICS, LLC                   Yes [X] No [ ]

         DJ ORTHOPEDICS CAPITAL CORPORATION    Yes [X] No [ ]

         DONJOY, L.L.C.                        Yes [X] No [ ]

                               DJ ORTHOPEDICS, LLC
                       DJ ORTHOPEDICS CAPITAL CORPORATION
                                 DONJOY, L.L.C.

                                 FORM 10-Q INDEX

                                                                                                               PAGE
EXPLANATORY NOTE                                                                                                 2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of July 1, 2000 (unaudited) and December 31, 1999                        3

         Consolidated Statements of Income for the three and six months ended
              July 1, 2000 (unaudited) and June 29, 1999 (unaudited)                                             4

         Statements of Changes in Consolidated Members' Equity (Deficit) for the year
              ended December 31, 1999 and the six months ended July 1, 2000 (unaudited)                          5

         Consolidated Statements of Cash Flows for the six months ended
              July 1, 2000 (unaudited) and June 29, 1999 (unaudited)                                             6

         Notes to Unaudited Consolidated Financial Statements                                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                             22

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                      23

Item 2.  Changes in Securities and Use of Proceeds                                                              23

Item 3.  Defaults upon Senior Securities                                                                        23

Item 4.  Submission of Matters to a Vote of Security Holders                                                    23

Item 5.  Other Information                                                                                      23

Item 6.  Exhibits and Reports on Form 8-K                                                                       23

SIGNATURES                                                                                                      24


EXPLANATORY NOTE

This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of DonJoy, L.L.C. ("DonJoy"), a Delaware limited liability company, dj Orthopedics, LLC, a Delaware limited liability company ("dj Ortho"), a wholly-owned subsidiary of DonJoy and DJ Orthopedics Capital Corporation ("DJ Capital"), a Delaware corporation, a wholly-owned subsidiary of dj Ortho, (collectively, "the Company"). DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho of $100,000,000 aggregate principal amount at maturity of 12-5/8% Senior Subordinated Notes (the "Notes") due 2009. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for DJ Capital has been provided herein because management believes such information would not be meaningful because DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q and thus, there is no separate information regarding DJ Capital to report herein. DonJoy is a guarantor of the Notes and of dj Ortho's bank borrowings and has no material assets or operations other than its ownership of 100% of dj Ortho's equity interests. As a result, the consolidated financial position and results of operations of DonJoy are substantially the same as dj Ortho's.

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 DONJOY, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                                     July 1,       December 31,
                                                                                      2000             1999
                                                                                   ---------       -----------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ................................................      $   5,603       $   5,927
   Accounts receivable, net of allowance for doubtful
      accounts of $1,468 and $989 at July 1, 2000 and
      December 31, 1999, respectively .......................................         22,562          20,056
   Accounts receivable, related parties .....................................           --             1,350
   Inventories, net .........................................................         14,998          13,664
   Other current assets .....................................................            961             917
                                                                                   ---------       ---------
Total current assets ........................................................         44,124          41,914
Property, plant and equipment, net ..........................................          8,863           7,297
Intangible assets, net ......................................................         31,795          33,195
Debt issuance costs, net ....................................................          6,623           6,875
Other assets ................................................................            558             135
                                                                                   ---------       ---------
Total assets ................................................................      $  91,963       $  89,416
                                                                                   =========       =========

LIABILITIES AND MEMBERS' DEFICIT Current liabilities:
   Accounts payable .........................................................      $   5,263       $   6,242
   Accounts payable, related parties ........................................           --               169
   Accrued compensation .....................................................          2,377           2,443
   Accrued commissions ......................................................          1,007             954
   Long-term debt, current portion ..........................................            500             500
   Accrued interest .........................................................            643             526
   Other accrued liabilities ................................................          4,040           3,667
                                                                                   ---------       ---------
Total current liabilities ...................................................         13,830          14,501
125/8% Senior Subordinated Notes ............................................         98,157          98,055
Long-term debt, less current portion ........................................         14,500          14,750
Redeemable Preferred Units; 100,000 units authorized, 40,184 units issued and outstanding at July 1, 2000 and December 31, 1999;
     liquidation preference $37,533 and $35,368 at July 1, 2000 and
     December 31, 1999, respectively ........................................         35,223          32,539
Members' deficit:
   Common units; 2,900,000 units authorized, 718,000 units issued
      and outstanding at July 1, 2000 and December 31, 1999 .................         66,482          66,521
   Notes receivable from officers ...........................................         (1,598)         (1,400)
   Accumulated deficit ......................................................       (134,631)       (135,550)
                                                                                   ---------       ---------
Total members' deficit ......................................................        (69,747)        (70,429)
                                                                                   ---------       ---------
Total liabilities and members' deficit ......................................      $  91,963       $  89,416
                                                                                   =========       =========


                             See accompanying notes.

                                 DONJOY, L.L.C.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                   (Unaudited)


                                                       Three Months Ended           Six Months Ended
                                                    July 1,       June 29,       July 1,      June 29,
                                                     2000           1999          2000          1999
                                                   --------       --------      --------       --------
Net revenues:
     Third parties ..........................      $ 29,029       $ 23,502      $ 58,991       $ 49,011
     Related parties ........................         1,028          2,356         2,651          5,247
                                                   --------       --------      --------       --------
Total net revenues ..........................        30,057         25,858        61,642         54,258
Cost of goods sold ..........................        12,082         11,898        24,755         25,247
                                                   --------       --------      --------       --------
Gross profit ................................        17,975         13,960        36,887         29,011
Operating expenses:
     Sales and marketing ....................         7,781          6,433        15,494         13,371
     General and administrative .............         4,251          4,298         9,034          8,773
     Research and development ...............           557            490         1,164          1,048
                                                   --------       --------      --------       --------
Total operating expenses ....................        12,589         11,221        25,692         23,192
                                                   --------       --------      --------       --------
Income from operations ......................         5,386          2,739        11,195          5,819
Interest expense ............................        (3,798)          --          (7,609)          --
Interest income .............................           128           --             253           --
                                                   --------       --------      --------       --------
Income before income taxes ..................         1,716          2,739         3,839          5,819
Provision for income taxes ..................          --            1,124          --            2,387
                                                   --------       --------      --------       --------
Net income and comprehensive net income .....      $  1,716       $  1,615      $  3,839       $  3,432

Less: Preferred stock dividends and accretion
     of preferred unit fees .................        (1,254)          --          (2,480)          --
                                                   --------       --------      --------       --------
Net income available to members .............      $    462       $  1,615      $  1,359       $  3,432
                                                   ========       ========      ========       ========

                             See accompanying notes.

                                 DONJOY, L.L.C.
         STATEMENTS OF CHANGES IN CONSOLIDATED MEMBERS' EQUITY (DEFICIT)
                     (in thousands, except unit information)



                                                                                NOTES          RETAINED     TOTAL MEMBERS'
                                                     COMMON UNITS             RECEIVABLE       EARNINGS        EQUITY
                                               UNITS            AMOUNT      FROM OFFICERS     (DEFICIT)       (DEFICIT)
                                             ----------      ----------     -------------    -----------    -------------
BALANCE AT DECEMBER 31, 1998 ...........           --        $     --        $     --        $   12,832      $   12,832

Capital contribution by Smith & Nephew,
Inc. in connection with the ............      2,054,000          64,117            --           (16,264)         47,853
Recapitalization
Issuance of common units at $100 per
unit, net of transaction fees of $1,563         645,500          62,987            --              --            62,987
Purchase of common units from Smith &
   Nephew, Inc. ........................     (2,000,000)           --          (136,707)       (199,140)
Issuance of common units at $100 per
unit, in exchange for cash and notes
receivable .............................         18,500           1,850          (1,400)           --               450

Preferred unit dividends and accretion
   of preferred unit fees ..............           --              --              --            (2,343)         (2,343)
Net income (excluding $196 allocated to
   preferred unit holders) .............           --              --              --             6,932           6,932

                                             ----------      ----------      ----------      ----------      ----------
BALANCE AT DECEMBER 31, 1999 ...........        718,000          66,521          (1,400)       (135,550)        (70,429)
Note receivable issued for transfer of
   common units (unaudited) ............           --              --              (124)           --              (124)
Capitalization of interest receivable
into note receivable (unaudited) .......           --              --               (74)           --               (74)

Transaction fees in connection with the
   Recapitalization (unaudited) ........           --               (39)           --              --               (39)
Tax distributions in connection with the
   Recapitalization (unaudited) ........           --              --              --              (236)           (236)
Preferred unit dividends and accretion
   of preferred unit fees (unaudited) ..           --              --              --            (2,480)         (2,480)
Net income (excluding $204 allocated to
   preferred unit holders) (unaudited) .           --              --              --             3,635           3,635

                                             ----------      ----------      ----------      ----------      ----------
BALANCE AT JULY 1, 2000 (UNAUDITED) ....        718,000      $   66,482      $   (1,598)     $ (134,631)     $  (69,747)
                                             ==========      ==========      ==========      ==========      ==========

                             See accompanying notes.

                                 DONJOY, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                             Six Months Ended
                                                                                          July 1,         June 29,
                                                                                           2000             1999
                                                                                         --------         --------
OPERATING ACTIVITIES
Net income ......................................................................        $  3,839         $  3,432

Adjustments to reconcile net income to net cash provided by
        operating activities:
   Depreciation and amortization ................................................           2,554            2,451
   Amortization of debt issuance costs and discount on Senior
       Subordinated Notes .......................................................             516             --
   Changes in operating assets and liabilities:
     Accounts receivable ........................................................          (1,156)           1,128
     Inventories ................................................................          (1,334)             (74)
     Other current assets .......................................................            (118)             229
     Accounts payable ...........................................................          (1,148)          (2,179)
     Accrued compensation .......................................................             (66)             419
     Accrued commissions ........................................................              53             (397)
     Accrued interest ...........................................................             117             --
     Intercompany activity ......................................................            --              2,854
     Restructuring reserve ......................................................            --               (340)
     Other accrued liabilities ..................................................             373             (233)
                                                                                         --------         --------
Net cash provided by operating activities .......................................           3,630            7,290

INVESTING ACTIVITIES
Purchases of property, plant and equipment ......................................          (2,720)            (515)
Increase in intangible assets ...................................................            --             (2,205)
Other assets ....................................................................            (423)             (68)
                                                                                         --------         --------
Net cash used in investing activities ...........................................          (3,143)          (2,788)

FINANCING ACTIVITIES
Repayment of long-term debt .....................................................            (250)            --
Distributions ...................................................................            (236)            --
Debt issuance costs .............................................................            (162)            --
Note receivable issued for transfer of common units .............................            (124)            --
Transaction fees in connection with the Recapitalization ........................             (39)            --
Intercompany obligations ........................................................            --             (4,225)
                                                                                         --------         --------
Net cash used in financing activities ...........................................            (811)          (4,225)
                                                                                         --------         --------
Net increase (decrease) in cash .................................................            (324)             277
Cash at beginning of period .....................................................           5,927              809
                                                                                         --------         --------
Cash at end of period ...........................................................        $  5,603         $  1,086
                                                                                         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid ................................................................        $  6,976         $   --
                                                                                         ========         ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Capital contribution..........................................................        $    --          $ 48,322
                                                                                         ========         ========
   Dividends and accretion of preferred unit fee related to
       redeemable preferred units ...............................................        $  2,480         $   --
                                                                                         ========         ========
   Capitalization of interest receivable into note receivable ...................        $     74         $   --
                                                                                         ========         ========

                            See accompanying notes.

                                 DONJOY, L.L.C.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and six months ended July 1, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DonJoy, L.L.C. (the "Company") and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying consolidated financial statements at July 1, 2000 and for the three and six months ended July 1, 2000 and June 29, 1999 are unaudited and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the financial position, operating results and cash flows for the interim date and periods presented.

INTERIM ACCOUNTING PERIODS

The Company's fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. Results for the interim period ended July 1, 2000 are not necessarily indicative of the results to be achieved for the entire year or future periods. The three month period ended July 1, 2000 contained two more business days than the same period in 1999, resulting in the Company recognizing approximately $1.0 million more in revenues in the three month period ended July 1, 2000 as compared to the same period in 1999. The six month period ended July 1, 2000 contained three more business days than the same period in 1999, resulting in the Company recognizing approximately $1.4 million more in revenues in the six month period ended July 1, 2000 as compared to the same period in 1999.

RECAPITALIZATION

On June 30, 1999, the Company consummated a $215.3 million recapitalization (the "Recapitalization"). Under the Recapitalization, new investors, including Chase DJ Partners, L.L.C. ("CDP") and affiliates of CDP, invested new capital of $94.6 million in the Company. In addition, certain members of management invested net equity of $0.5 million, by purchasing $1.8 million in equity which was financed in part by $1.4 million in interest-bearing, full recourse loans from the Company. The Company's former sole equity holder (the "Former Parent") retained 54,000 common units, which represent approximately 7.1% of total units outstanding in the Company. In connection with the Recapitalization transactions, the Company established dj Orthopedics, LLC ("dj Ortho") and DJ Orthopedics Capital Corporation ("DJ Capital"). The Company sold all of its net assets to dj Ortho for cash, which was funded with the net proceeds of $100.0 million of 12-5/8% Senior Subordinated Notes (the "Notes") issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. The Notes are fully and unconditionally guaranteed by the Company. dj Ortho is a wholly-owned subsidiary of the Company and represents substantially all of the revenues and net income of the Company. DJ Capital is a wholly-owned subsidiary of dj Ortho, has no significant assets or operations and was formed solely for the purpose of being a co-issuer of the Notes (see Note 4).

The proceeds of the equity investment together with $113.5 million of proceeds from debt financing were used for approximately $199.1 million of consideration paid to redeem a portion of members' equity from the Company's Former Parent, and approximately $8.8 million of fees and costs paid in association with the Recapitalization.

TRANSFER OF COMMON UNITS

In accordance with a unit purchase agreement dated as of June 28, 2000, Smith & Nephew sold its entire interest of 54,000 common Units in DonJoy to CDP and certain members of management for $5.9 million. CDP purchased 52,495 common Units for a total consideration of $5.7 million and the certain members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, which they financed by promissory notes from DonJoy (See Note 5).

2.       FINANCIAL STATEMENT INFORMATION

INVENTORIES

Inventories consist of the following (in thousands):

                                             July 1,        December 31,
                                              2000             1999
                                            --------        ----------
Raw materials ......................        $  7,149         $  6,392

Work-in-progress ...................           1,339            1,446
Finished goods .....................           7,556            6,817
                                            --------         --------
                                              16,044           14,655
Less reserve for excess and obsolete          (1,046)            (991)
                                            --------         --------
                                            $ 14,998         $ 13,664
                                            ========         ========


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                        July 1,       December 31,
                                                         2000             1999
                                                      ---------       -----------
Buildings and leasehold improvements ..........        $  3,631         $  3,577
Office furniture, fixtures, equipment and other          16,387           15,817
Construction in progress ......................           3,393            1,297
                                                      ---------         --------
                                                         23,411           20,691
Less accumulated depreciation and amortization          (14,548)         (13,394)
                                                      ---------         --------
                                                       $  8,863         $  7,297
                                                       ========         ========


INTANGIBLE ASSETS

Intangible assets arose primarily from the initial acquisition of the Company in 1987 and the Company's acquisition of Professional Care Products, Inc. in 1995. The Company acquired a license in 1999 related to the distribution of the PainBuster(TM) products. Intangible assets consist of the following (in thousands):


                                                                               Useful Life       July 1,      December 31,
                                                                                (in years)       2000            1999
                                                                               -------------------------------------------
Goodwill........................................................................   20         $ 24,742         $ 24,742
Patented technology.............................................................   5-20         14,437           14,437
Customer base...................................................................   20           11,600           11,600
Licensing agreements............................................................   5             2,000            2,000
Assembled workforce.............................................................   5               250              250
Other...........................................................................   5-20            399              399
                                                                                              --------         --------
                                                                                                53,428           53,428
Less accumulated amortization ..................................................               (21,633)         (20,233)
                                                                                              --------         --------
                                                                                              $ 31,795         $ 33,195
                                                                                              ========         ========


3.       SEGMENT AND RELATED INFORMATION

dj Ortho has two reportable segments as defined by Financial Accounting Standards Board SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. dj Ortho's reportable segments are business units that offer different products that are managed separately because each business requires different technology and marketing strategies. The rigid knee bracing segment designs, manufactures and sells rigid framed ligament and osteoarthritis knee braces and post-operative braces. The soft goods segment designs, manufactures and sells fabric, neoprene and Drytex based products for the knee, ankle, shoulder, back and wrist. dj Ortho's other operating segments are included in specialty and other orthopedic products. None of the other segments met any of the quantitative thresholds for determining reportable segments. Information regarding industry segments is as follows (in thousands):

                                                        Three Months Ended                 Six Months Ended
                                                     July 1,         June 29,           July 1,         June 29,
                                                      2000             1999             2000             1999
                                                    --------         --------         --------         --------
Net revenues:
     Rigid knee bracing ....................        $ 12,746         $ 10,911         $ 26,125         $ 23,858
     Soft goods ............................           9,954            9,143           20,595           18,638
                                                    --------         --------         --------         --------
     Net revenues for reportable segments ..          22,700           20,054           46,720           42,496
     Specialty and other orthopedic products           7,357            5,804           14,922           11,762
                                                    --------         --------         --------         --------
Total consolidated net revenues ............        $ 30,057         $ 25,858         $ 61,642         $ 54,258
                                                    ========         ========         ========         ========

Gross profit:
     Rigid knee bracing ....................        $  9,161         $  7,822         $ 18,727         $ 17,240
     Soft goods ............................           4,749            4,495           10,049            9,127
                                                    --------         --------         --------         --------
     Gross profit for reportable segments ..          13,910           12,317           28,776           26,367
     Specialty and other orthopedic products           4,356            2,961            8,850            5,896
     Brand royalties .......................            --               (830)            --             (1,817)
     Other cost of goods sold ..............            (291)            (488)            (739)          (1,435)
                                                    --------         --------         --------         --------
Total consolidated gross profit ............        $ 17,975         $ 13,960         $ 36,887         $ 29,011
                                                    ========         ========         ========         ========


The accounting policies of the reportable segments are the same as those described in the basis of presentation. dj Ortho allocates resources and evaluates the performance of segments based on gross profit. Intersegment sales were not significant for any period.

For the six months ended July 1, 2000 and June 29, 1999, dj Ortho had no individual customer or distributor within a segment which accounted for 10% or more of total revenues.

Assets allocated in foreign countries were not significant. Net revenues to customers, attributed to countries based on the location of the customer, were as follows (in thousands):

                                          Three Months Ended             Six Months Ended
                                        July 1,       June 29,        July 1,       June 29,
                                          2000          1999           2000           1999
                                       -------        -------        -------        -------
United States:
     Third parties ............        $25,703        $22,016        $51,211        $45,073
     Related parties ..........            244            338            603            585
                                       -------        -------        -------        -------
                                        25,947         22,354         51,814         45,658
Europe:
     Third parties ............          2,748          1,337          6,679          3,632
     Related parties ..........            141            867            407          2,335
                                       -------        -------        -------        -------
                                         2,889          2,204          7,086          5,967
Other foreign countries:
     Third parties ............            578            149          1,101            306
     Related parties ..........            643          1,151          1,641          2,327
                                       -------        -------        -------        -------
                                         1,221          1,300          2,742          2,633
                                       -------        -------        -------        -------
Total consolidated net revenues        $30,057        $25,858        $61,642        $54,258
                                       =======        =======        =======        =======


dj Ortho does not allocate assets to reportable segments because all property and equipment are shared by all segments of dj Ortho.

4.   CONDENSED FINANCIAL DATA

As discussed in Note 1 above, dj Ortho's obligations under the Notes are guaranteed by its parent, DonJoy L.L.C. This guarantee and any guarantee by a future wholly-owned subsidiary guarantor, is full and unconditional. Included in non-current assets is an intercompany payable to DonJoy, L.L.C. of $45.0 million. The following condensed summarized financial information of dj Ortho (the only issuer of the Notes with operations and assets) is presented at July 1, 2000 and for the three and six months then ended, respectively:

                                                                                               July 1, 2000
                                                                                               ------------
Current assets .............................................................................      $ 44,124
Non-current assets .........................................................................      $ 93,286
Current liabilities ........................................................................      $ 13,830
Non-current liabilities:
   Long-term debt ..........................................................................      $112,657



                                                                            Three Months Ended  Six Months Ended
                                                                                July 1, 2000       July 1, 2000
                                                                                ------------    ----------------
Net revenues...........................................................         $  30,057           $61,642
Gross profit...........................................................         $  17,975           $36,889
Net income.............................................................         $   1,730           $ 3,835

dj Ortho, DJ Capital and any future subsidiary guarantors comprise all the direct and indirect subsidiaries of DonJoy (other than inconsequential subsidiaries) and separate financial statements of dj Ortho, DJ Capital and any future wholly-owned subsidiary guarantors are not included, and dj Ortho, DJ Capital and such subsidiary guarantors are not filing separate reports under the Exchange Act because management has determined that they would not be material to investors. Although summarized information would normally be provided for DJ Capital, as a co-issuer of the Notes, such disclosure would not be meaningful given DJ Capital's lack of assets and activities. The notes and the credit facility contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans and other investments. These provisions limit the ability of dj Ortho and DJ Capital to make dividends or distributions (other then certain tax distributions) or loans or advances to DonJoy unless certain financial tests are satisfied in the case of the indenture or the consent of the lenders in the case of the credit facility. At July 1, 2000, under these requirements, neither dj Ortho nor DJ Capital would be permitted to make dividends, distributions, loans or advances to DonJoy except for the permitted tax distributions.


5.       TRANSFER OF COMMON UNITS

In accordance with a unit purchase agreement dated as of June 28, 2000, the Former Parent sold its entire interest of 54,000 common units in DonJoy to CDP and certain members of management for $5.9 million. CDP purchased 52,495 common units for a total consideration of $5.7 million and certain members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, substantially all of which was financed by loans from DonJoy, evidenced by promissory notes. As a result of this transaction, dj Ortho no longer reflects any intercompany transactions as of July 1, 2000 on the Consolidated Balance Sheets and Statements of Cash Flows. The related party revenue shown on the Consolidated Statements of Income will continue to be presented on a historical basis.

In connection with the unit purchase agreement, the Company agreed to amend and restate the promissory notes originally issued by the certain members of management in connection with the Recapitalization. The principal amount of each amended and restated note was equal to the sum of outstanding principal on the original notes and any accrued and unpaid interest on the notes. In addition to increasing the rate of interest payable on the notes from 5.3% to 6.62% per annum, the amended and restated notes permit the certain members of management to increase the principal amount due under the note by the amount of a scheduled interest payment (the "PIK Option"). If a certain member of management elects the PIK Option, the principal amount of his note is increased by the amount of the scheduled interest payment and interest then accrues on the principal amount of the note as so increased. The amended and restated notes mature in 2007.

6.   SUBSEQUENT EVENTS

On July 7, 2000, DonJoy and its wholly-owned subsidiary, dj Ortho, completed the purchase of certain assets and assumed certain liabilities (the "Orthotech Acquisition") of DePuy Orthopaedic Technology, Inc. ("DePuy Orthopaedic"), a subsidiary of Johnson & Johnson, related to DePuy Orthopaedic's bracing and soft goods business ("Orthotech").

Orthotech develops, manufactures, and markets an array of orthopedic products for the sports medicine market including braces, soft goods and specialty products which are similar to the products currently offered by the Company. Orthotech also has an inventory management and billing program that will complement the Company's current OfficeCare program.

Approximately $50.1 million in cash, subject to a purchase price adjustment based on the actual value of Orthotech's inventory on the closing date of the acquisition, was required to finance the Orthotech Acquisition, including approximately $3.0 million for transaction fees and expenses ($0.4 million of which relates to debt issuance costs). The sources of funds for the Orthotech Acquisition consisted of:

- The sale of $8.3 million of Common Units to CDP and the Management Members of which the net proceeds totaled $8.1 million (excluding management notes receivable of $0.2 million),

- $3.6 million of Redeemable Preferred Units of which the net proceeds totaled $3.4 million (excluding preferred unit fees of $0.2 million) to existing holders of the Redeemable Preferred Units,

- borrowing under our amended credit agreement of approximately $36.6 million, and

-        $2.0 million in existing cash.

The sources and uses of funds for the Orthotech Acquisition are presented in the following table:

                                                Amount
                                              ---------
                                          (Dollars in millions)
SOURCES
Cash                                            $ 2.0
Revolving credit facility                        12.6
Term loan                                        24.0
Redeemable Preferred Units                        3.4
Common unit investment by CDP                     8.1
Common unit investment by Management              0.2
                                                -----
                                                $50.3
USES
Cash to DePuy Orthopaedic                       $47.1
Management promissory note                        0.2
Transaction fees and costs                        2.6
Debt issuance costs                               0.4
                                                -----
                                                $50.3

The Orthotech Acquisition has been accounted for using the purchase method of accounting whereby the purchase price has been preliminary allocated to the acquired tangible and intangible assets based on their estimated fair market values as follows:

     Inventories (1)                                                 $ 5,475
     Equipment and furniture (2)                                       1,250
     Other assets held for sale                                          451
     Intangibles (2):
       Goodwill                                       $37,010
       Customer list                                    5,000
       Covenant not to compete                            500         42,510
                                                      --------       --------
     Net assets acquired                                             $49,686
                                                                     ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

DonJoy is a guarantor of the notes and of the credit facility and has no material assets or operations other than its ownership of all our equity interests. As a result, the discussion below of the historical consolidated financial position and results of operations of DonJoy is substantially the same as ours. No financial information of DJ Capital, the co-issuer of the notes, is included in this prospectus because management believes such information would not be material given DJ Capital's lack of assets and activities.

On June 30 1999, the Company consummated a $215.3 million Recapitalization. In connection with the Recapitalization transactions, the Company established dj Ortho and DJ Capital. The Company sold all of its net assets to dj Ortho for cash which was funded with the net proceeds of $100 million principal amount of 12-5/8% Notes issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. In addition, new investors, including certain members of management, invested new capital of $96.4 million in equity in DonJoy. The proceeds of the equity investment together with debt financings were used (i) for approximately $199.1 million of consideration paid to redeem a portion of members' equity from the Company's Former Parent, and (ii) approximately $8.8 million of costs and fees paid in association with the Recapitalization. As part of the Recapitalization agreement, immediately prior to the Recapitalization, the Company's Former Parent made a capital contribution in an amount equal to the Company's then existing cash balance and canceled the liabilities to it (which included current and deferred income taxes due to former parent) and a then existing restructuring reserve which resulted in an additional capital contribution in those amounts. All such amounts were treated as a capital contribution by the Former Parent to members' equity.

On July 7, 2000, DonJoy and the Company completed the purchase of certain assets and assumed certain liabilities of DePuy Orthopaedic related to DePuy Orthopaedic's bracing and soft goods business. The Orthotech business develops, manufactures, and markets an array of orthopedic products for the sports medicine market including braces, soft goods and specialty products which are similar to the products currently offered by the Company. The Orthotech business also has an inventory management and billing program that will complement the Company's current OfficeCare program.

The asset purchase agreement provided for the purchase of certain assets and the assumption of certain liabilities of DePuy Orthopaedic, comprising the Orthotech business, for a purchase price of $47.1 million in cash. The Company purchased primarily inventory, equipment and certain intellectual property. The Company was not required to assume any liabilities existing prior to the closing date. The purchase price in the Orthotech Acquisition is subject to an adjustment based upon the actual value of the physical inventory of Orthotech as of closing. If Orthotech's inventory as of closing is greater than the target inventory established in the asset purchase agreement, the purchase price is increased. If Orthotech's inventory as of closing is less than the target inventory, the purchase price is decreased. The adjustment to the purchase price will be determined before September 4, 2000.

The Orthotech Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been primarily allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values. The Company is in the process of conducting an independent valuation to determine the fair value of the assets acquired. Upon completion of the independent valuation, adjustments to the preliminary allocation may be required.

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

The Company's products are marketed globally under the DonJoy and ProCare brand names through several distribution channels. DonJoy brand product sales represented approximately 73.4% and 74.8% of total net revenues in the three and six months ended July 1, 2000. The Company markets substantially all of its rigid knee braces, approximately 84.7% of its specialty and other orthopedic products and approximately 40.5% of its soft goods products under the DonJoy brand name. ProCare brand product sales represented approximately 26.6% and 25.2% of total net revenues in the three and six months ended July 1, 2000. The Company markets approximately 59.5% of its soft goods products, approximately 15.3% of its specialty and other orthopedic products and a small percentage of its rigid knee braces under the ProCare brand name. Following the Orthotech Acquisition, the Company is proceeding to integrate the current Orthotech brand name into the DonJoy and ProCare brand names.

DOMESTIC SALES. In the United States, the Company's DonJoy brand products are marketed to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers by 25 commissioned agents who employ approximately 185 sales representatives. After a product order is received by a sales representative, the Company ships and bills the product directly to the orthopedic professional and the Company pays a sales commission to the agent. The gross profit and gross profit margins on DonJoy brand products sold in the United States do not include the commissions paid to the agents on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements. Domestic sales of DonJoy brand products represented approximately 61.4% and 60.9% of total net revenues in the three months and six months ended July 1, 2000, respectively. As a result of the Orthotech Acquisition, the Company intends to add an additional 30 sales representatives and 3 regional general managers.

The Company's ProCare brand products are sold in the United States to third party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell ProCare brand products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. As a result of the Orthotech Acquisition, the Company intends to add an additional 8 sales representatives and 5 telemarketers. Domestic sales of ProCare brand products represented approximately 24.9% and 23.1% of total net revenues in the three and six months ended July 1, 2000, respectively.

INTERNATIONAL SALES. International sales, primarily in Europe, Canada and Japan, accounted for approximately 13.7% and 13.6% of the Company's net revenues in the second quarter of 2000 and 1999, respectively. International sales, primarily in Europe, Canada and Japan, accounted for approximately 15.9% of the Company's net revenues in both the first six months of 2000 and 1999. Sales in Germany, the Company's largest foreign market, accounted for approximately 30.4% and 27.2% of the Company's international net revenues in the three and six months ended July 1, 2000, respectively, and sales in Japan accounted for approximately 10.5% and 8.3% of the Company's international net revenues in the three and six months ended July 1, 2000, respectively, with no other country accounting for more than approximately 10% of the Company's international revenues in the three and six months ended July 1, 2000, respectively. Total sales in Europe accounted for approximately 70.3% and 72.1% of the Company's international net revenues in the three and six months ended July 1, 2000.

International sales are currently made through two distinct channels: independent third party distributors (such as in Germany) and Smith & Nephew sales organizations within certain major countries (such as Canada). Distributors in both of these channels buy and resell the Company's products and have the ability to sell DonJoy and ProCare brand products within their designated countries.

The Company intends to sell Orthotech products internationally through our existing or new independent distributors.In accordance with a transition services agreement, DePuy Orthopaedic has agreed to provide certain foreign and domestic transitional services to DonJoy for varying periods while the operations of Orthotech are integrated into those of DonJoy.

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

Since its inception, the OfficeCare program has been promoted specifically to provide the Company's orthopedic physician customers with a full complement of soft goods and certain specialty products (including products of competitors) for immediate patient use. The OfficeCare program is intended to introduce new orthopedic physicians to the Company's product lines.

The OfficeCare program represented approximately 10.4% and 9.9% of the Company's net revenues for the three and six months ended July 1, 2000 with sales of soft goods and specialty and other orthopedic products representing the majority of such sales. The OfficeCare program involves the Company's lower priced soft goods products, but is designed to also strengthen the Company's relationship with the customer, thereby also increasing sales of the higher end products. The OfficeCare program has historically experienced a strong growth rate, with an increase of sales of 52.9% in the second quarter of 2000 over the same period in 1999 and an increase of 50.7% in the first six months of 2000 over the same period in 1999. As a result of the growth of the program, the Company's working capital needs have increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, OfficeCare has expanded the Company's involvement in the third party reimbursement process, or in certain cases directly with the patient. The collection period for these receivables as compared to other segments of the Company's business is significantly longer and has also resulted in a corresponding need to increase the Company's accounts receivable reserve requirements.

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

RESULTS OF OPERATIONS. The Company operates its business on a manufacturing calendar, with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. Revenues per day for the three and six months ended July 1, 2000 were $0.5 million, respectively, which was an increase of $0.1 million from revenues per day for the three and six months ended June 29, 1999 of $0.4 million, respectively. The three month period ended July 1, 2000 contained two more business days than the three month period ended June 29, 1999, which resulted in approximately $1.0 million more revenue in the three month period ended July 1, 2000 as compared to the three month period ended June 29, 1999. The first six months of 2000 contained three more business days than the first six months of 1999, which resulted in approximately $1.4 million more revenue in the first six months of 2000 as compared to the first six months of 1999. The components of the statement of operations as a percentage of revenues are as follows:

                                                           Three Months Ended                Six Months Ended
                                                       July 1,         June 29,           July 1,         June 29,
                                                        2000             1999             2000              1999
                                                     ---------        ---------        ---------         ---------
Net revenues:

     Rigid knee bracing .....................             42.4 %           42.2 %           42.4 %            44.0 %
     Soft goods .............................             33.1             35.4             33.4              34.3
     Specialty and other orthopedic products              24.5             22.4             24.2              21.7
                                                     ---------        ---------        ---------         ---------
Total consolidated net revenues .............            100.0            100.0            100.0             100.0
Cost of goods sold allocable to product lines             39.2             40.9             39.0              40.5
                                                     ---------        ---------        ---------         ---------
Gross profit exclusive of brand royalties and
             other cost of sales ............             60.8             59.1             61.0              59.5
     Brand royalties ........................               --              3.2              --                3.3
     Other cost of goods sold ...............             (1.0)             1.9             (1.2)              2.7
                                                     ---------        ---------        ---------         ---------
Gross profit ................................             59.8             54.0             59.8              53.5
     Sales and marketing ....................             25.9             24.9             25.1              24.7
     General and administrative .............             14.1             16.6             14.7              16.2
     Research and development ...............              1.9              1.9              1.9               1.9
                                                     ---------        ---------        ---------         ---------
     Income from operations .................             17.9             10.6             18.1              10.7
     Interest expense .......................             12.6)             --             (12.3)              --
     Interest income ........................              0.4              --               0.4               --
                                                     ---------        ---------        ---------         ---------
Income before income taxes ..................              5.7             10.6              6.2              10.7
     Provision for income taxes .............              --               4.4              --                4.4
                                                     ---------        ---------        ---------         ---------
Net income ..................................              5.7 %            6.2 %            6.2 %             6.3 %
                                                     =========        =========        =========         =========

EBITDA (a) data:
Income from operations ......................        $   5,386        $   2,739        $  11,195         $   5,819
Depreciation and amortization ...............            1,289            1,263            2,556             2,451
                                                     ---------        ---------        ---------         ---------
                                                         6,675            4,002           13,751             8,270

Brand royalties .............................              --               830             --               1,817
Eliminated Allocations ......................              --               477             --                 979
Other Corporate Allocations .................              --               406             --                 832
Estimated costs to replace Smith & Nephew
     services ...............................              --              (200)            --                (400)
                                                     ---------        ---------        ---------         ---------
Adjusted EBITDA (b) .........................        $   6,675        $   5,515        $  13,751         $  11,498
                                                     =========        =========        =========         =========



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

(b) "Adjusted EBITDA" represents EBITDA (as defined above) adjusted to eliminate:

         (1) charges for brand royalties paid by the Company to Smith & Nephew for use of the Smith & Nephew trademarks and trade names which amounts are no longer paid following the Recapitalization;

         (2) Smith & Nephew overhead allocations for corporate managed accounts and new business expense and corporate management expense which amounts were not incurred following the Recapitalization (the "Eliminated Allocations");

         (3) Smith & Nephew overhead allocations for research and development and for amounts charged by Smith & Nephew for services provided to the Company for finance (risk management, treasury, audit and taxes), human resources and payroll and legal services (collectively, the "Other Corporate Allocations") which amounts are not incurred following the Recapitalization;

and adjusted to include the estimated costs we expect to incur to replace the services previously provided by Smith & Nephew as part of the Other Corporate Allocations.

THREE MONTHS ENDED JULY 1, 2000 COMPARED TO THREE MONTHS ENDED JUNE 29, 1999

NET REVENUES. Net revenues increased $4.2 million, or 16.2%, to $30.1 million for the three month period ended July 1, 2000 from $25.9 million for the three month period ended June 29, 1999. Revenues per day for the three months ended July 1, 2000 were $0.5 million, which was an increase of $0.1 million from revenues per day for the three months ended June 29, 1999 of $0.4 million. The three month period ended July 1, 2000 contained two more business days than the three month period ended June 29, 1999, which resulted in approximately $1.0 million more revenue in the three month period ended July 1, 2000 as compared to the three month period ended June 29, 1999. Net revenues for the rigid knee bracing segment increased $1.8 million over the prior year period due to increased sales of ligament braces and osteoarthritic braces, including the introduction of the 4TITUDE brace in June 1999 and the OAdjuster(TM) brace in March 2000. Soft goods sales increased by $0.8 million over the prior period due primarily to increased sales volumes of wrist splints, ankle braces, knee braces and other general soft good supports. These increases also reflect the growth of the OfficeCare program. Specialty and other orthopedic products sales increased by $1.6 million over the prior period due primarily to the PainBuster(TM) Pain Management System, cold therapy units, shoulder bracing and to increased sales of lower extremity walkers as well as the growth of the OfficeCare program.

GROSS PROFIT. Gross profit increased $4.0 million, or 28.8%, to $18.0 million for the three month period ended July 1, 2000 from $14.0 million for the three month period ended June 29, 1999. Gross profit margin, exclusive of brand royalties and other cost of goods sold not allocable to specific product lines, increased from 59.1% for the three month period ended June 29, 1999 to 60.8% for the three month period ended July 1, 2000 primarily as a result of increased specialty and other orthopedic product sales, sales of the OAdjuster(TM) brace and the implementation of lean manufacturing techniques in the United States and Mexico. Gross profit for the rigid knee bracing segment increased $1.3 million, with gross profit margin increasing to 71.9% for the three month period ended July 1, 2000 from 71.7% for the comparable period in 1999. This increase in gross profit margin reflects the change in product mix. Gross profit for the soft goods segment increased $0.3 million, with gross profit margin decreasing to 47.7% for the three month period ended July 1, 2000 from 49.2% for the comparable period in 1999. This decrease in gross profit margin is primarily a result of the change in product mix and the success of the group purchase organization contracts. Gross profit for the specialty and other orthopedic products segment increased $1.4 million, with gross profit margin increasing to 59.2% for the three month period ended July 1, 2000 from 51.0% for the comparable period in 1999. The increase in gross profit margin reflects lower costs associated with the production of walkers, which resulted from the production of these walkers moving to the Company's facilities in Mexico in the first quarter of 2000 to take advantage of labor cost savings. Additionally, the increase is a result of more favorable pricing terms on the PainBuster(TM) Pain Management System.

As a result of the consummation of the Recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, charges for brand royalties are no longer incurred by the Company. In the three month period ended July 1, 2000, other cost of goods sold not allocable to specific product lines increased from the comparable period in 1999 primarily due to the OfficeCare program and the amortization of the PainBuster(TM) Pain Management System distribution rights.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $1.4 million, or 21.0%, to $7.8 million for the three month period ended July 1, 2000 from $6.4 million for the three month period ended June 29, 1999. The increase primarily reflected an increase in commissions associated with higher domestic sales of DonJoy products and increased costs associated with the OfficeCare program.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately equal over the two periods. Overall, general and administrative expenses declined as a percentage of revenues to 14.1% for the three month period ended July 1, 2000 from 16.6% for the comparable period of 1999, due to the elimination of the Smith & Nephew overhead charges in 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately equal over the two periods. During the three month period ended July 1, 2000, the majority of resources were focused on the development of the VISTA System, which is expected to be introduced in the second half of 2000, and a new post-operation splint which is scheduled for release at the end of the year.

SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JUNE 29, 1999

NET REVENUES. Net revenues increased $7.4 million, or 13.6%, to $61.6 million for the first six months of 2000 from $54.3 million for the first six months of 1999. Revenues per day for the six months ended July 1, 2000 were $0.5 million, which was an increase of $0.1 million from revenues per day for the six months ended June 29, 1999 of $0.4 million. The first six months of 2000 contained three more business days than the first six months of 1999, which resulted in approximately $1.4 million more revenue in the first six months of 2000 as compared to the first six months of 1999. Net revenues for the rigid knee bracing segment increased $2.3 million over the prior period due to increased sales of ligament braces and osteoarthritic braces, including the introduction of the 4TITUDE brace in June 1999 and the OAdjuster(TM) brace in March 2000. Soft goods sales increased by $2.0 million over the prior period due primarily to increased sales volumes of wrist splints, ankle braces, knee braces and other general soft good supports. These increases also reflect the growth of the OfficeCare program. Specialty and other orthopedic products sales increased by $3.2 million over the prior period due primarily to the PainBuster(TM) Pain Management System, cold therapy units, shoulder bracing and to increased sales of lower extremity walkers as well as the growth of the OfficeCare program.

GROSS PROFIT. Gross profit increased $7.9 million, or 27.1%, to $36.9 million for the first six months of 2000 from $29.0 million for the first six months of 1999. Gross profit margin, exclusive of brand royalties and other cost of goods sold not allocable to specific product lines, increased to 61.0% from 59.5% as a result of increased soft goods and specialty and other orthopedic product sales combined with the implementation of lean manufacturing techniques in the United States and Mexico. Gross profit for the rigid knee bracing segment increased $1.5 million, with gross profit margin decreasing to 71.7% from 72.3%. This decrease in gross profit margin reflected the change in product mix. Gross profit for the soft goods segment increased $0.9 million as a result of increased sales volume, with gross profit margin decreasing to 48.8% from 49.0%. This decrease is primarily a result of the change in product mix and the success of the group purchase organization contracts. Gross profit for the specialty and other orthopedic products segment increased $3.0 million, with gross profit margin increasing to 59.3% from 50.1%. The increase in gross profit margin reflects lower costs associated with the production of walkers, which resulted from the production of these walkers moving to the Company's facilities in Mexico in the first quarter of 2000 to take advantage of labor cost savings. Additionally, the increase is a result of more favorable pricing terms on the PainBuster(TM) Pain Management System.

As a result of the consummation of the Recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, charges for brand royalties are no longer incurred by the Company. In the first six months of 2000, other cost of goods sold not allocable to specific product lines increased primarily due to the OfficeCare program and the amortization of the PainBuster(TM) Pain Management System distribution rights.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $2.1 million, or 15.9%, to $15.5 million for the first six months of 2000 from $13.4 million for the first six months of 1999. The increase primarily reflected an increase in commissions expense associated with higher domestic sales of DonJoy products and increased costs associated with the OfficeCare program.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.3 million, or 3.0%, to $9.0 million for the first six months of 2000 from $8.8 million for the first six months of 1999. The increase was primarily due to an increase in salaries and benefits and an increase in costs related to the implementation of a new Enterprise Resource Planning ("ERP") system, offset by the elimination of the Smith & Nephew overhead charges in 2000. Overall, general and administrative expenses declined as a percentage of revenues to 14.7% from 16.2%.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately equal over the two periods. Significant resources were re-deployed to focus primarily on the development of the OAdjuster(TM) osteoarthritic brace, which was released in April 2000, the development of the VISTA System, which is expected to be introduced in the second half of 2000, and a new post-operation splint which is scheduled for release at the end of the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's current and long-term indebtedness at July 1, 2000 was $113.2 million. Following the Orthotech Acquisition, the Company's current and long-term indebtedness at July 1, 2000 was $149.8 million.

Net cash provided by operating activities was $3.6 million and $7.3 million in the first six months of 2000 and 1999, respectively. The decrease of $3.7 million in the first six months of 2000 reflects an increase in accounts receivable and inventories during the first six months of 2000 as compared to the first six months of 1999.

Cash flows used in investing activities were $3.1 million and $2.8 million in the first six months of 2000 and 1999, respectively. Capital expenditures in the first six months of 2000 reflect an increase in expenditures related to the Company's enterprise resource planning (ERP) implementation.

Cash flows used in financing activities were $0.8 million and $4.2 million in the first six months of 2000 and 1999, respectively. The changes are a result of the change in intercompany obligations. Prior to the Recapitalization, the Company participated in Smith & Nephew's central cash management program, wherein all of the Company's cash receipts were remitted to Smith & Nephew and all cash disbursements were funded by Smith & Nephew. Upon consummation of the Recapitalization on June 30, 1999, the Company no longer participated in Smith & Nephew's cash management program.

Interest payments on the Notes and on borrowings under the new credit facility have significantly increased the Company's liquidity requirements. The credit facility provides for two term loans totaling $39.5 million. The first term loan, in the amount of $15.5 million, was borrowed in connection with the Recapitalization and the second term loan, in the amount of $24 million, was borrowed to finance the Orthotech Acquisition. The Company also has available up to $25 million of revolving credit borrowings under the revolving credit facility, which are available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of July 1, 2000, the Company had no borrowings outstanding under the revolving credit facility and subsequently borrowed $12.6 million under that facility to consummate the Orthotech Acquisition. Borrowings under the term loans and the revolving credit facility bear interest at variable rates plus an applicable margin.

The following table sets forth the principal payments on the term loans for the nine months ended December 31, 2000 through its maturity in 2005:

                                                                                      Principal
         Year                                                                         Payment
         ----                                                                         ---------
            2000................................................................      $    762
            2001................................................................         1,274
            2002................................................................         1,274
            2003................................................................         1,274
            2004................................................................        17,202
            2005................................................................        17,339

In addition, commencing with the year ending December 31, 1999, the Company is required to make annual mandatory prepayments of the term loan under the new credit facility in an amount equal to 50% of excess cash flow (as defined in the new credit facility) (75% if the Company's leverage ratio exceeds a certain level). The Company had no excess cash flow in 1999. In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by DonJoy, the Company or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by DonJoy, the Company or any of its subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required by the Company in 1999. The new credit facility and the indenture impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the new credit facility requires the Company to maintain certain financial ratios. Indebtedness under the new credit facility is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles. There are also restrictions on the ability of the Company and DJ Capital to pay dividends or to make other distributions to DonJoy.

The Company incurred fees and costs of $8.8 million in connection with the Recapitalization. Approximately $7.4 million, principally relating to financing fees and expenses, has been capitalized and will be amortized over the terms of the related debt instruments.

As part of its strategy the Company intends to pursue acquisitions, such as the Orthotech Acquisition, investments and strategic alliances. The Company may require new sources of financing to consummate any such transactions, including additional debt or equity financing. There can be no assurance that such additional sources of financing will be available on acceptable terms if at all.

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

YEAR 2000

During fiscal 1999, the Company continued its company-wide program to prepare the Company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems would properly and accurately process information when the year changed to 2000. At the date of this report, the Company had not experienced any material problems related to the year 2000. The Company has not become aware of any significant year 2000 issues affecting the Company's major customers or suppliers. The Company also has not received any material complaints regarding any year 2000 issues related to its products. Year 2000 related costs through July 1, 2000 were approximately $360,000 and have been expensed as incurred. These costs included labor expended in contacting customers and suppliers, testing systems and software, and software upgrades for year 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force ("EITF") reached a tentative consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Issue addresses, in the context of a sale transaction for goods, how the seller should classify amounts billed and incurred for shipping and handling in the income statement. It has no impact on net income. In July 2000, the EITF concluded that all amounts billed to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, should be included with revenues in the statement of income; however, the EITF did not reach a consensus on how shipping and handling should be classified. The EITF indicated that the consensus must be followed even by those entities that believe that they are, in substance, acting as an agent in providing the shipping and handling services and desire to record revenue net. The Company plans to implement Issue 00-10 in the fourth quarter of 2000 at which time revenues will be increased by the amounts billed for customers but previously offset against sales and marketing expenses. The Company has not quantified the impact on its gross profit of implementation of Issue 00-10 at this time.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to our Company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the ability to generate cash to service our debt; (iv) healthcare reform and the emergence of managed care and buying groups; (v) patents and proprietary know-how; (vi) uncertainty of domestic and foreign regulatory clearance and approvals; (vii) dependence on orthopedic professionals, agents and distributors; (viii) our dependence on certain key personnel; (ix) risks related to competition in our markets; (x) risks related to changing technology and new product developments; (xi) the sensitivity of our business to general economic conditions; (xii) uncertainty relating to third party reimbursement; (xiii) risks related to the success of our Year 2000 remediation efforts; and (xiv) the other risks referred to under the caption "Factors Affecting Future Performance" in the Annual Report on Form 10-K for the year ended December 31, 1999.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations. Primary exposure following consummation of the Recapitalization includes changes in interest rates. The Company is exposed to interest rate risk in connection with the term loan which bears interest at floating rates based on London Inter-Bank Offered Rate ("LIBOR") or the prime rate plus an applicable borrowing margin. The Company will manage its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of July 1, 2000, the Company had $100 million principal amount of fixed rate debt represented by the Notes and $15.0 million of variable rate debt represented by borrowings under the credit facility (at an interest rate of 9.38% as of July 1, 2000). Following the Orthotech Acquisition, the Company had $100 million principal amount of fixed rate debt represented by the Notes and $51.6 million of variable debt represented by borrowings under the credit facility (at an interest rate of 9.38% as of July 1, 2000) and the revolver. Based on the Company's current balance outstanding under the credit facility an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $0.5 million on an annual basis. Up to $12.4 million of variable rate borrowings is available under the revolving credit facility. The Company may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, the Company, as a matter of policy, does not enter into derivative or other financial investments for trading or speculative purposes. All of the Company's sales are denominated in U.S. dollars, thus the Company is not subject to any foreign currency exchange risks.

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


ITEM 5.    OTHER INFORMATION

None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

27.1       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 14, 2000 on its behalf by the undersigned thereunto duly authorized.



                               DJ ORTHOPEDICS, LLC
                       DJ ORTHOPEDICS CAPITAL CORPORATION
                                 DONJOY, L.L.C.

                                  (Registrant)


Date: August 11, 2000       BY: /s/ LESLIE H. CROSS
     -----------------         ---------------------------
                               Leslie H. Cross
                               President and Chief Executive Officer
                               (Principal Executive Officer)


Date: August 11, 2000       BY: /s/ CYRIL TALBOT III
     -----------------         ---------------------------
                               Cyril Talbot III
                               Senior Vice President - Finance and Chief
                               Financial Officer/Secretary
                               (Principal Financial Officer)