Form 10-K405
period 2000-12-31
DJ ORTHOPEDICS LLC; DJ ORTHOPEDICS CAPITAL CORP; DONJOY LLC
filed 2001-03-15
CIK 1094052, 1094051, 1094053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 333-86835

DJ ORTHOPEDICS, LLC

(Exact name of Registrant as specified in its charter)

Delaware	3842	52-2165554

(State or other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

DJ ORTHOPEDICS CAPITAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	3842	52-2157537

(State or other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

DONJOY, L.L.C.

(Exact name of Registrant as specified in its charter)

Delaware	3842	33-0848317

(State or other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

2985 Scott Street
Vista, California 92083
(800) 336-5690

(Address, including zip code, and telephone number, including area code, of Registrants’ principal executive offices)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      All outstanding shares of DJ Orthopedics Capital Corporation are owned by dj Orthopedics, LLC, all of whose equity interests are owned by DonJoy, L.L.C. As of March 1, 2001 there were 793,890 common units of DonJoy, L.L.C. outstanding, all of which were held by affiliates. There is no public trading market for DonJoy L.L.C.’s common units.

DJ ORTHOPEDICS, LLC
DJ ORTHOPEDICS CAPITAL CORPORATION
DONJOY, L.L.C.

FORM 10-K

EXPLANATORY NOTE

      This integrated Form 10-K is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of DonJoy, L.L.C. (“DonJoy”), a Delaware limited liability company, dj Orthopedics, LLC (“dj Ortho”), a Delaware limited liability company and a wholly-owned subsidiary of DonJoy, and DJ Orthopedics Capital Corporation (“DJ Capital”), a Delaware corporation and a wholly-owned subsidiary of dj Ortho, DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho of $100,000,000 aggregate principal amount at maturity of 12 5/8% Senior Subordinated Notes due 2009. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for DJ Capital has been provided herein because management believes such information would not be meaningful because DJ Capital has no financial or other data to report in response to the requirements of Form 10-K and, accordingly, there is no separate information regarding DJ Capital to report herein. DonJoy is a guarantor of the Notes and of dj Ortho’s bank borrowings and has no material assets or operations other than its ownership of 100% of dj Ortho’s equity interests. dj Ortho represents substantially all of the revenues and net income of Donjoy. As a result, the consolidated financial position and results of operations of DonJoy are substantially the same as dj Ortho’s.

BACKGROUND

      The Company was established in 1982 under the laws of California as DonJoy, Inc. The Company was acquired by Smith & Nephew, Inc. (formerly Smith & Nephew Consolidated, Inc., the “Former Parent”) effective September 18, 1987 through a purchase of all the then outstanding shares of the Company’s stock. The Former Parent is a wholly-owned subsidiary of Smith & Nephew plc., a United Kingdom company. In November 1996, DonJoy, Inc. was merged into the Former Parent and began to operate as a division. Effective December 29, 1998, the Former Parent contributed the Company’s net assets and shares of a Mexican subsidiary into DonJoy, L.L.C., a newly formed Delaware limited liability company, and became the sole member of the new entity. In June 1999, the Former Parent sold approximately 92.7% of its member’s interest back to the Company in connection with a series of recapitalization transactions (See Note 1 of Notes to DonJoy’s Audited Consolidated Financial Statements). In June 2000, the Former Parent sold its remaining members’ interest to the existing members at that time. The Company’s principal executive offices are located at 2985 Scott Street, Vista, California 92083, and its telephone number is (800) 336-5690.

PART I

Item 1. Business

      This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us. Forward-looking statements include, among other things, those relating to our plans, business and growth prospects and strategies, possible future results of operations, and financing plans. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “will,” “plan,” “intend,” and similar expressions. Forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects and opportunities to differ materially from those expressed in or implied by the forward-looking statements. Important factors that could affect our results, performance, prospects and opportunities include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the ability to generate cash to service our debts; (iv) healthcare reform and the emergence of managed care and buying groups; (v) patents and proprietary know-how; (vi) uncertainty of domestic and foreign regulatory clearance and approvals; (vii) dependence on orthopedic professionals, agents and distributors; (viii) our dependence on certain key personnel; (ix) risks related to competition in our markets; (x) risks related to changing technology and new product developments; (xi) the sensitivity of our business to general economic conditions; (xii) uncertainty relating to third party reimbursement; and (xiii) the other risks referred to under the caption “Risk Factors” in this Annual Report on Form 10-K. Unless the context requires otherwise, the “Company,” “we,” “us” and “our” each refers to DonJoy, dj Ortho and its wholly owned subsidiaries, DJ Capital and dj Orthopedics de Mexico, S.A. de C.V.

Industry Data

      Information contained in this Annual Report on Form 10-K concerning the orthopedic products industry and its segments, including the orthopedic recovery products industry, our general expectations concerning that industry and its segments and our market position and market share within that industry or its segments, both domestically and internationally, are based on estimates prepared by us using 1998 data from various sources (primarily Frost & Sullivan, an international marketing consulting firm, as well as data from our internal research) and on assumptions made by us, based on that data and our knowledge of the orthopedic products industry and its segments, which we believe to be reasonable. Industry data is compiled based on the area of usage of the brace or support (i.e. for the knee, ankle, back, wrist or upper extremities) and includes both the non-retail market in which we compete and the retail market. Accordingly, industry data does not correspond to the organization of our operating segments. Thus, for example, knee braces and supports market data generally cover both rigid and soft knee braces and supports. We believe data regarding the orthopedic products industry and its segments and our market position and market share within that industry or its segments are inherently imprecise, but are generally indicative of their size and our market position and market share within the industry or its segments. Data on our market position and market share within the orthopedic recovery products industry or its segments is based on 1998 U.S. sales. Estimated revenues for the orthopedic recovery products industry and its segments and the historical growth rates of that industry and its segments are based on information from Frost & Sullivan based on data for 1998, the last year for which data is available. While we are not aware of any misstatements regarding any industry data presented in this Annual Report on Form 10-K, our estimates, in particular as they relate to our general expectations concerning the orthopedic products industry, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the caption “Risk Factors” in this Annual Report on Form 10-K.

OVERVIEW

      The Company is a world leading designer, manufacturer and marketer of orthopedic recovery products. Based on U.S. sales, the Company believes it is the leading provider of orthopedic recovery products and certain complementary products in the United States. The Company’s broad product lines of rigid knee braces, soft goods and specialty and other orthopedic products provide a range of solutions for patients and orthopedic professionals during the various stages of the orthopedic treatment and recovery process. The Company’s products are used before, after, and as an alternative to surgery, during and after rehabilitation and for the treatment of osteoarthritis. The Company is a market leader in the orthopedic recovery products industry, selling more than 600 individual products in over 44 countries throughout the world. The Company sells its products primarily under the DonJoy and ProCare brand names, each of which the Company believes enjoys one of the highest levels of brand name recognition within the orthopedic recovery products industry. In addition to the typical orthopedic patient, the Company’s products are used by professional athletes, NCAA athletic programs and the U.S. Ski Team. The Company believes that its leading market positions, strong brand names, reputation for quality products, broad product lines, established distribution networks in the United States and commitment to research and development provide it with significant opportunities to further grow revenues and earnings. For 2000 and 1999, the Company’s net revenues were $147.5 million and $117.8 million, respectively, and the Company’s EBITDA (as defined) was $29.2 million and $25.1 million, respectively.

      On July 7, 2000, the Company completed the purchase of certain assets and assumed certain liabilities (“the Orthotech Acquisition”) of DePuy Orthopaedic Technology, Inc. (“DePuy Orthotech”), a subsidiary of Johnson & Johnson, related to DePuy Orthotech’s bracing and soft goods business (“Orthotech”). Orthotech developed, manufactured, and marketed an array of orthopedic products for the sports medicine market including braces, soft goods and specialty products which were similar to the products currently offered by the Company. Following the Orthotech Acquisition, the Company sold products under the Orthotech brand; however, the Company has now integrated Orthotech products into its DonJoy and ProCare brands. Orthotech also had an inventory management and billing program that has complemented the Company’s current OfficeCare program.

      The Company’s product lines include rigid knee braces, soft goods and a portfolio of specialty and other orthopedic products.

•	Rigid Knee Braces. The Company’s rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion; and osteoarthritic (“OA”) braces, which provide relief of knee pain due to osteoarthritis. These technologically-advanced products are generally prescribed to a patient by an orthopedic professional. The Company’s rigid knee braces are either customized braces, utilizing basic frames which are then custom-manufactured to fit a patient’s particular measurements, or are standard braces which are available “off-the-shelf” in various sizes and can be easily adjusted to fit the patient in the orthopedic professional’s office. Substantially all of the Company’s rigid knee braces are marketed under the DonJoy brand name. These products represented approximately 38% of the Company’s net revenues, excluding freight revenue, for the year ended December 31, 2000.

•	Soft Goods. The Company’s soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for afflictions of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. As of December 31, 2000, approximately 58% of the Company’s revenues from soft goods products, excluding freight revenue, were derived from products marketed under the ProCare brand name, with the remainder marketed under the DonJoy brand name. These products represented approximately 36% of the Company’s net revenues, excluding freight revenue, for the year ended December 31, 2000.

•	Specialty and Other Orthopedic Products. The Company’s portfolio of specialty and other orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity walkers (boots which are an alternative to lower extremity casting), upper extremity braces (shoulder and arm braces and slings), cold therapy systems (a form of pain management which provides continuous cold therapy to assist in the reduction of pain and swelling) and pain management delivery systems (a range of ambulatory infusion pumps for the delivery of local anesthetic directly into a joint following surgery). As of December 31, 2000, approximately 84% of the Company’s revenues from specialty and other orthopedic products, excluding freight revenue, were derived from products marketed under the DonJoy brand name, with the remainder marketed under the ProCare brand name. These products represented approximately 26% of the Company’s net revenues, excluding freight revenue, for the year ended December 31, 2000.

      The Company sells its DonJoy products primarily to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and trainers to meet the specific needs of their patients. The Company sells its ProCare products under private label brand names primarily to third party distributors who generally resell the Company’s products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians. The Company’s products are used by people who have sustained an injury, have recently completed an orthopedic surgical procedure and/or suffer from an affliction of the joint. In addition, a number of high profile professional and amateur athletes who participate in sports such as football, basketball and skiing, choose to use the Company’s products.

COMPETITIVE STRENGTHS

      The Company believes that the following competitive strengths provide it with a strong and stable base to enable the Company to further enhance growth and profitability.

      Leading Market Positions. The Company is a world leading designer, manufacturer and marketer of orthopedic recovery products and, based on U.S. sales, the Company believes it is the leading provider of orthopedic recovery products and certain complementary products in the United States. As a result of the Orthotech Acquisition, the Company believes it has increased its market position within the U.S. to an estimated market share of 24%. Based on U.S. sales, the Company believes it now holds the leading U.S. market position for ligament braces, post-operative braces, back braces and soft ankle braces, with estimated market shares of 34%, 32%, 27% and 26%, respectively, the number two market position for OA braces, with an estimated market share of 18%, and leading positions in the markets for certain of the Company’s other products. The Company has established its leadership positions:

•	by delivering innovative products that provide patients with superior quality and value;

•	through successful marketing and sales programs which focus on gaining the support of widely recognized orthopedic professionals and maintaining strong relationships with the Company’s customers; and

•	by delivering quality products with a high standard of customer service, including shipping the majority of the Company’s products within 24 hours of receipt of the customer order, or 72 hours in the case of customized knee braces.

      Strong Brand Name Recognition and Reputation for Quality. The Company’s products have achieved a high degree of brand name recognition and loyalty from its customers. The Company believes DonJoy is the most recognized brand name of knee braces in the orthopedic recovery products industry. In addition, the Company’s ProCare brand name is well recognized by third party distributors of soft goods in the orthopedic recovery products industry. The Company’s other trademarks include product names that are well known among orthopedic professionals which the Company believes provide it with a significant competitive advantage. The Company’s products are known for their design, quality construction and durability. The Company’s braces are used by a number of professional athletes and NCAA athletic programs. The Company is also the official and exclusive supplier of braces and supports to the U.S. Ski Team and the Company believes it is the leading supplier of knee braces to players in the National Football League.

      Broad Product Lines. The Company believes that it has one of the broadest product lines in the orthopedic recovery products industry. The Company markets over 600 individual products that provide solutions to patients and orthopedic professionals in addressing the various stages of the orthopedic treatment and recovery process.

•	The Company’s quality soft goods products are used by patients to address a wide range of orthopedic injuries and afflictions.

•	The Company’s customized and off-the-shelf rigid knee braces are used as an alternative to surgery, to help bring patients back to pre-injury levels post-surgery or to support the normal functioning of the knee for patients who have returned to pre-injury activity levels.

•	The Company’s other specialized devices such as cold therapy systems and pain management delivery systems are used by patients who have just undergone orthopedic surgery.

      Established U.S. Distribution Networks. The Company has established broad distribution networks within the United States. The Company’s DonJoy product lines are marketed by 30 commissioned sales organizations (referred to herein as agents) which employ approximately 198 sales representatives (including additional sales representatives added as a result of the Orthotech Acquisition). These sales representatives undergo extensive training by both the Company and the agent and use their technical expertise to market our products to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and trainers. The Company sells its ProCare products primarily to large, national third party distributors, including Owens & Minor Inc., McKesson/HBOC and Allegiance Healthcare, as well as to regional medical surgical dealers and medical products buying groups. The Company believes that its strong distribution networks in the United States provide the Company with an established base from which to introduce new or enhanced products and expand sales of existing product lines.

      Successful Record of New Product Development. The Company has developed a reputation as a research and development leader by introducing a steady flow of product enhancements and new products into the market. Since 1998, the Company has introduced more than ten significant new products, sales of which represented approximately 15% of the Company’s net revenues for the year ended December 31, 2000. The Company owns or has licensing rights to more than 50 patents, including the “Four Points of Leverage” system, which is a critical element in the design of the Company’s ligament braces. In addition, the Company maintains close relationships with a number of widely recognized orthopedic surgeons and sports medicine specialists who assist in product research, development and marketing. These professionals often become product “champions,” speaking about the Company’s products at medical seminars, assisting in the training of other professionals in the use and/or fitting of the products and providing us with feedback on the industry’s acceptance of the new products.

      Experienced and Incentivized Management Team. The Company’s management team has extensive experience in the orthopedic recovery products industry. The Company’s five senior executives have an average of 9 years of experience with the Company and an average of over 20 years of experience within the orthopedic recovery products industry. Management owns or has the right to acquire pursuant to unit options, subject to certain conditions, up to approximately 18% of DonJoy’s equity interests on a fully diluted basis.

BUSINESS STRATEGY

      The Company’s strategic objectives are to strengthen its leadership position in the orthopedic recovery products industry and to increase its revenues and profitability. The Company intends to pursue the following strategic initiatives:

•	broaden its market reach,

•	enhance and grow its core business, and

•	expand its business platform.

      The key elements of its business strategy are to:

      Increase International Sales. The Company markets products in over 44 countries, primarily in Europe, Canada and Japan, under the DonJoy and ProCare brand names. International sales accounted for approximately 12% and 16% of the Company’s net revenues, excluding freight revenue, for the years ended December 31, 2000 and 1999, respectively. The decrease in international net revenues as a percentage of total revenues in 2000 as compared to prior years is a direct result of the Orthotech business which historically consisted primarily of domestic sales. Excluding freight revenue, sales in Germany, the Company’s largest foreign market, accounted for approximately 32% of the Company’s 2000 international net revenues, and sales in Canada accounted for approximately 10% of the Company’s 2000 international net revenues, with no other country accounting for 10% or more of the Company’s 2000 international net revenues. Excluding freight revenue, total sales in Europe accounted for approximately 72% of the Company’s 2000 international net revenues, while sales in Germany, the United Kingdom, France, Spain and Italy accounted for approximately 50% of the Company’s 2000 international net revenues. Excluding freight revenue, sales in Japan accounted for approximately 9% of the Company’s 2000 international net revenues. In 2000, the Company sold and distributed its products in foreign markets through 30 independent distributors and 13 remaining Smith & Nephew sales organizations in Canada and in some smaller markets. The Company plans to increase its international sales by continuing the reorganization and expansion of its independent international distribution network started in 1999 and implementing the marketing and distribution strategies which the Company successfully utilizes in the United States and in most major international territories. During 2001, the Company expects to replace some of the remaining Smith & Nephew sales organizations with independent distributors who will focus on building strong relationships with its targeted customers and will be responsible for achieving specified sales targets. The Company continues to develop relationships with orthopedic professionals who are well recognized in major countries to become product “champions”, similar to orthopedic professionals in the United States who speak about our products at medical seminars, assist in training other professionals how to use and/or fit our products and provide us with feedback on industry’s acceptance of our new products.

      Improve Operating Efficiencies. The Company is actively pursuing opportunities to improve the efficiencies of its total operations. By upgrading its computer systems to achieve more efficient business processes, the Company expects to achieve more efficient customer order fulfillment and reduced overhead and working capital requirements. The Company also is in the process of further automating its manufacturing operations through the use of more technologically advanced fabrication and equipment systems. In addition, the Company will continue to move portions of its labor intensive operations to its facilities in Mexico to generate labor cost savings and utilize the resulting additional capacity in its U.S. facility to manufacture its more technologically advanced products. The Company will continue to rationalize the raw materials used in the production of its existing products, thereby enabling the Company to leverage its purchasing power. The Company also plans to achieve cost savings by further reducing the number of stock keeping units (SKUs) without impacting service or breadth of the Company’s product range.

      Introduce New Products and Product Enhancements. The Company intends to maintain its position as a leading innovator of orthopedic recovery products through its commitment to research and development and its close working relationships with orthopedic professionals. Using its materials, process and design expertise in bracing and supports, the Company will continue to enhance its current range of products to address changing customer needs. In addition, the Company intends to add complementary products through its own research and development efforts and arrangements with third parties. For example, the Company has introduced two pain management systems, the IceMan, a cold therapy system which it developed, and, more recently, the PainBuster™ Pain Management System, a range of ambulatory infusion pumps which it distributes under a licensing arrangement. The Company believes the PainBuster™ provides a platform for further opportunities in the surgical market. The Company plans to release the DonJoy Vista™ System, a computerized post-operative brace designed to optimize a patient’s rehabilitation in the treatment of knee injuries, in 2001.

      Pursue Strategic Growth Opportunities. The orthopedic recovery products industry is highly fragmented and provides the Company with a number of potential acquisition, investment and strategic alliance opportunities. The Company intends to continue to pursue strategic growth opportunities, like the Orthotech Acquisition, that will allow it to leverage its existing distribution networks, brand name recognition and expertise in research and development to increase revenues and cash flow. For example, the Company will seek growth opportunities through acquisitions, investments or strategic alliances that will:

•	expand the Company’s core business,

•	enable the Company to offer complementary products, and

•	diversify into the broader orthopedic products industry.

INDUSTRY

      The orthopedic recovery products industry, the primary industry in which the Company currently competes, is a segment of the worldwide orthopedic products industry, which had estimated sales in 1998, the last year for which data is available, of $8.5 billion, including estimated U.S. sales of $5.1 billion. The worldwide orthopedic products market includes reconstructive implants, tissue fixation and healing products, orthopedic recovery products, spinal implants, arthroscopy products, and other related products. The orthopedic recovery products industry includes retail and non-retail sales of braces and supports for the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist and other related products. The U.S. orthopedic recovery products industry generated estimated revenues of $630 million in 1998. The Company currently competes in the non-retail segment of the U.S. orthopedic recovery products industry, which generated estimated revenues of $535 million in 1998. The European orthopedic recovery products industry generated estimated revenues of $330 million in 1998. Comparable data for the rest of the world is not readily available. Complementary market segments to the orthopedic recovery products industry within the overall orthopedic products industry include orthopedic pain management systems and devices, a market in which the Company currently competes, and which generated estimated 1998 U.S. revenues of $150 million, and soft tissue fixation products and tissue healing products, which represent attractive markets for the Company and which generated estimated 1998 U.S. revenues of $350 million. Comparable data for 2000 and 1999, and for Europe and the rest of the world is not readily available.

      The orthopedic recovery products industry is highly fragmented and characterized by competition among a few large, diversified orthopedic companies and numerous smaller niche competitors. Revenues in the U.S. orthopedic recovery products industry grew at an estimated compound annual growth rate of 3.5% from 1994 through 1998. This growth has been driven by increased participation in exercise, sports and other physical activity, the aging “baby boomer” population including adults suffering from osteoarthritis, and a growing awareness of the importance of preventative bracing. Comparable data for 2000 and 1999, and for Europe and the rest of the world is not readily available.

      The Company believes data set forth in this annual report regarding the orthopedic products industry and its segments and the Company’s market position and market share within that industry or its segments are inherently imprecise, but are generally indicative of their relative size and the Company’s market position and market share within that industry or its segments. Estimated revenues for the orthopedic recovery products industry and its segments and the historical growth rates for such industry and its segments are based on information obtained from Frost & Sullivan, an international marketing consulting firm. The Company’s estimates are subject to change based on various factors, including those described under the caption “Factors Affecting Future Performance” in this annual report. The following are descriptions of segments of the U.S. orthopedic recovery products industry. Comparable data for 2000 and 1999, and for Europe and the rest of the world is not readily available.

      Knee Braces and Supports. The retail and non-retail knee brace and support market generated estimated revenues of $272 million in 1998, of which approximately $242 million was generated in the non-retail segment in which the Company competes. The knee brace and support market consists of ligament braces, post-operative braces, osteoarthritic braces, and soft knee supports. Revenues in this segment of the industry grew at an estimated compound annual growth rate of 3.0% from 1994 through 1998. This stable market growth is characterized by increased volume and modestly declining prices. Knee injuries are the most common affliction treated by orthopedic professionals, with approximately 644,000 knee procedures performed in 1998, including ligament repair, tissue repair and total knee replacement procedures.

      The Company believes it is the U.S. market leader in ligament braces and post-operative braces, with an estimated 34% and 32% market share, respectively, and the number two U.S. provider of OA braces, with an estimated 18% market share. The knee brace and support market is highly fragmented. Many of the participants in this market are primarily suppliers of soft knee supports.

      Ankle Braces and Supports. The retail and non-retail ankle brace and support market generated estimated revenues of $157 million in 1998, of which approximately $131 million was generated in the non-retail segment in which the Company competes. The ankle brace and support market consists of lower extremity walkers, rigid ankle stirrups and soft ankle supports sold through an orthopedic prescribing professional and other soft ankle supports sold primarily in the retail segment. Revenues in this segment of the industry grew at an estimated compound annual growth rate of 6.6% from 1994 through 1998. In 1998, over 2,000,000 people sought medical attention for ankle and foot injuries. In the non-retail segment, the Company believes it is the market leader in soft ankle supports with an estimated 26% market share and one of the market leaders of lower extremity walkers with an estimated 14% market share.

      Back, Wrist, and Upper Extremity Braces and Supports. The retail and non-retail back, wrist and upper extremity markets collectively generated estimated revenues of $175 million in 1998, of which approximately $147 million was generated in the non-retail segment in which the Company competes. The back, wrist and upper extremity markets consist of orthopedic braces and supports to address afflictions of the back, wrist, shoulder, elbow and neck which are sold in the prescriptive non-retail segment as well as in the retail segment. Aggregate revenues in these segments of the industry grew at an estimated compound annual growth rate of 3.1% from 1994 through 1998. In the non-retail segment, the Company believes it is the market leader in the back brace industry with an estimated 27% market share and enjoys leading market positions in the wrist and upper extremity markets.

      Complementary Orthopedic Products. Complementary orthopedic products include orthopedic pain management systems and devices, markets in which the Company currently competes, and soft tissue fixation and tissue healing products, which represent attractive markets for the Company. These markets represented revenues of approximately $150 million and approximately $350 million, respectively, in 1998. Pain management systems and devices include infusion pumps that administer local anesthetic into the joint after a patient has undergone surgery. Soft tissue fixation products include devices to reattach soft tissue to the bone and tissue healing products include bone growth stimulation products.

PRODUCTS

      The Company offers a broad range of products that provide a range of solutions for patients and orthopedic professionals during various stages of the orthopedic treatment and recovery process. The Company’s core products and reportable segments are rigid knee braces and soft goods. In addition, the Company offers a growing number of complementary specialty and other orthopedic products. The Company’s product lines provide a range of treatment during the orthopedic recovery process, from soft goods which are generally used after injury, whether or not surgery is contemplated, to rigid knee braces and other specialty products which are generally prescribed for use after surgery and during and after rehabilitation.

      The Company markets its products under the DonJoy and ProCare brand names. Based on net revenues, excluding freight revenue, the Company marketed approximately 98% of its rigid knee braces, 84% of its specialty and other orthopedic products and 42% of its soft goods products under the DonJoy brand name during the year ended December 31, 2000. The Company believes DonJoy is the most recognized brand name of knee braces in the orthopedic recovery products industry. Based on net revenues, excluding freight revenue, the Company marketed approximately 58% of its soft goods products, 16% of its specialty and other orthopedic products and 2% of its rigid knee braces under the ProCare brand name during the year ended December 31, 2000. The ProCare brand name is well recognized by third party distributors of soft goods in the orthopedic recovery products industry.

      On July 7, 2000, the Company completed the Orthotech Acquisition. Orthotech developed, manufactured and marketed an array of orthopedic products for the sports medicine market including braces, soft goods and specialty products which are similar to the products currently offered by the Company. Following the Orthotech Acquisition, the Company sold products under the Orthotech brand; however, the Company has now integrated Orthotech products into its DonJoy and ProCare brands.

Rigid Knee Bracing

      The Company designs, manufactures and markets a broad range of rigid knee bracing products, including ligament braces, post-operative braces and OA braces. These technologically-advanced products are generally prescribed to a patient by an orthopedic professional. The Company’s rigid knee braces are either customized braces, utilizing basic frames which are then custom-manufactured to fit a patient’s particular measurements, or are standard braces which are available “off-the-shelf” in various sizes and can be easily adjusted to fit the patient in the orthopedic professional’s office. Rigid knee bracing products represented approximately 38% of the Company’s net revenues, excluding freight revenue, for the year ended December 31, 2000.

      Ligament Braces. Ligament braces provide durable support for moderate to severe knee ligament instabilities to help patients regain range-of-motion capability so they can successfully complete rehabilitation and resume the activities of daily living after knee surgery or injury. They are generally prescribed six to eight weeks after knee surgery, often after use of a more restrictive post-operative brace. The Company’s ligament braces can also be used to support the normal functioning of the knee for patients who have returned to pre-injury activity levels. The Company’s ligament bracing product line includes premium customized braces generally designed for strenuous athletic activity and off-the-shelf braces generally designed for use in less rigorous activity. All of the Company’s ligament braces are designed using the Company’s patented “Four Points of Leverage” system. Sales of ligament braces represented approximately 64% of the net revenues, excluding freight revenue, of rigid knee bracing products in 2000.

      Post-Operative Braces. Post-operative braces limit a patient’s range of motion after knee surgery and protect the repaired ligaments/joints from stress and strain which would otherwise slow or prevent a healthy healing process. The products within this line provide both immobilization and a protected range of motion, depending on the rehabilitation protocol prescribed by the orthopedic surgeon. The Company’s post-operative bracing product line includes a range of premium to lower-priced off-the-shelf braces and accessory products.

      OA Braces. OA braces are used to treat patients suffering from osteoarthritis, a form of damage to the articular surface of the knee joint. The Company’s line of customized and off-the-shelf OA braces is designed to shift the resultant load going through the knee, providing additional stability and reducing pain, and in some cases may serve as a cost-efficient alternative to total knee replacement.

      The following table sets forth information on the Company’s primary products within the three rigid knee bracing product lines, all of which are sold under the DonJoy brand name and a new product category for the DonJoy Vista™ technology:

		Year
Product	Type of Brace	Introduced	Function/Description

Defiance Custom Knee Brace	Ligament/Osteoarthritic	1992	The Company’s hallmark premium brace. Custom-built, lightweight, strong and durable. Designed for strenuous athletic activity.

Enchanced Defiance Custom Custom Knee Brace	Ligament	1998

4TITUDE Brace	Ligament	1999	The Company’s newest off-the-shelf brace. Introduced in June 1999.

Legend Brace	Ligament	1995	Sturdy, low-profile, off-the-shelf brace. Designed for athletic use.

		Year
Product	Type of Brace	Introduced	Function/Description

SE4-point	Ligament	2001	Low cost off-the-shelf brace

TROM Post-Operative Brace	Post-operative	1998	Allows for both immobilization and protected range of motion after surgery. Utilizes the Company’s easy-to-use patented hinge assembly.

TROM Rehabilitation Brace	Post-operative	1998	Designed to provide protection for the recovering knee up to 8 weeks within a program of aggressive long-term rehabilitation. Utilizes the Company’s easy to use patented hinge assembly.

IROM Brace	Post-operative	1992	Used for ligament instabilities. Allows for both immobilization and protected range of motion.

Telescoping bar post-op line	Post-operative	2001	Adjustable bar length post-op braces for reduced inventory requirements and improved fit and performance.

Monarch Custom OA Brace	Osteoarthritic	1994	Custom-built or off-the-shelf, flexible premium braces

Patient Ready Monarch OA Brace	Osteoarthritic	1996	recommended for relief of osteoarthritic pain and ease of use. Can be easily adjusted by the patient.

OAdjuster Brace	Osteoarthritic	2000	The OAdjuster off-the-shelf brace was introduced at the AAOS conference in March 2000. Double uprights allow improved support. Patented hinge and diagnostic tool.

OPAL OA Knee Brace	Osteoarthritic	1998	Off-the-shelf, comfortable, light-weight, low-profile, slip-on sleeve-style Drytex brace. Specifically designed for women.

DonJoy VistaTM Technology	Rehabilitation System	2001	The DonJoy VistaTM System includes a post-op brace, hand-held patient device and Clinician computer software to reduce the overall cost to rehab an anterior cruciate ligament (“ACL”) reconstruction. The rehab system has individualized protocols and records the patients’ progress and compliance.

Soft Goods

      The Company’s soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for afflictions of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. The Company currently offers products ranging from simple neoprene knee sleeves to complex products that incorporate advanced materials and features such as air-inflated cushions and metal alloy hinge components. The Company’s soft goods products include the RocketSoc, an ankle support designed for chronic sprains, the Playmaker, a neoprene knee brace for mild to moderate ligament instabilities, and the Air DonJoy, a line of knee sleeves with air inflatable cushions designed to treat and ease pain from knee malalignment. Soft goods products represented approximately 36% of the Company’s net revenues, excluding freight revenue, for the year ended December 31, 2000.

Specialty and Other Orthopedic Products

      The Company has a portfolio of specialty and other orthopedic recovery products designed to facilitate orthopedic rehabilitation, including lower extremity walkers, upper extremity braces, cold therapy systems, pain management delivery systems and other related products and accessories. These products represented approximately 26% of the Company’s net revenues, excluding freight revenue, for the year ended December 31, 2000.

      Lower Extremity Walkers. These products are boots which fit on a patient’s foot and provide comfort and stability for ankle and foot injuries. Because they can be removed for showering or therapy, the Company’s walkers are used as an alternative to traditional casts. Sales of walkers represented approximately 43% of the net revenues, excluding freight revenue, of specialty and other orthopedic products in 2000.

      Upper Extremity Braces. The Company offers a line of shoulder and arm braces and slings, including the Quadrant Shoulder Brace and the UltraSling. The Quadrant Shoulder Brace is technologically advanced and designed for immobilization after shoulder surgery and allows for controlled motion. The UltraSling is a durable oversized sling, which offers lower-priced immobilization and support for mild shoulder sprains and strains.

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

      Pain Management Delivery Systems. The Company entered into an arrangement in 1998, which was subsequently amended, with I-Flow Corporation (“I-Flow”) for the exclusive North American distribution rights for the PainBuster™ Pain Management System manufactured by I-Flow for use after surgical procedures. These pain management and relief systems provide a continuous infusion of local anesthetic dispensed by the physician directly into the wound site following surgical procedures. The portable PainBuster™ Pain Management System consists of a range of introducer needles, catheters for easy insertion and connection during surgery and pumps for continuous infusion for up to 72 hours. The PainBuster™ Pain Management System is intended to provide direct pain relief, reduce hospital stays and allows earlier and greater ambulation. The Company believes that the PainBuster™ Pain Management System provides it with a platform for further opportunities in the surgical market.

RESEARCH AND DEVELOPMENT

      The Company’s research and development program is aimed at developing and enhancing products, processes and technologies to maintain the Company’s position as a leading innovator in the orthopedic recovery products industry. The Company’s research and development expenditures were $2.5 million, $2.1 million and $2.2 million during the years ended December 31, 2000, 1999 and 1998 respectively.

      The Company’s research and development activities are conducted in its Vista facility by a group of 12 product engineers and designers who have an average of 11 years experience in developing and designing products using advanced technologies, processes and materials. The research and development team uses a variety of computational tools and computer aided design (CAD) systems during the development process, which allow a design to be directly produced on computer-based fabrication equipment, reducing both production time and costs.

      The Company’s current research and development activities are focused on using new materials, innovative designs and state of the art manufacturing processes to develop new products and to enhance the Company’s existing products. The Company is also pursuing strategic initiatives to identify areas for technological innovation and to develop products that improve rehabilitation by utilizing advanced technologies. For example, the Company is currently developing the DonJoy Vista™ system, a rehabilitation management system that incorporates an instrumented post-op brace, patient hand-held device and PC software. The DonJoy Vista™ system is designed to lower the cost and enhance the delivery of rehabilitation for knee injuries.

      The Company has developed and maintains close relationships with a number of widely recognized orthopedic surgeons and sports medicine specialists who assist in product research, development and marketing. These professionals often become product “champions”, speaking about the Company’s products at medical seminars, assisting in the training of other professionals in the use and/or fitting of the products and providing the Company with feedback on the industry’s acceptance of the new products. Some of these surgeons and specialists who participate in the design of products and/or provide consulting services have contractual relationships with the Company under which they receive royalty payments or consultant fees in connection with the development of particular products with which they have been involved.

      The Company maintains the Clinical Education Research Facility (CERF) Laboratory in its Vista facility which is used by orthopedic surgeons to practice surgical techniques. These surgeons often provide the Company with feedback which assists the Company in the development and enhancement of products. In addition, the Company utilizes its biomechanical laboratory in its Vista facility to test the effectiveness of the Company’s products. U.S. based and international surgeons/researchers collaborate with the research staff to perform biomechanical testing. The tests are designed to demonstrate functionality of new products and effectiveness of new surgical procedures. State of the art mechanical models are used to simulate behavior of normal, injured and osteoarthritic knees and look at the performance of new product designs as well as competitive products. The Company believes it is the only orthopedic recovery products manufacturer which has both surgical techniques and biomechanical laboratories, the combination of which allows professionals to practice procedures and then to measure the effectiveness of those procedures. In addition, the Company provides external clinical and academic research grants to leading health care professionals and institutions. The focus of these projects is to evaluate treatments on specific patient populations, for example, after knee surgery or subjects with knee osteoarthritis. Recent projects include measurement of ACL strain with and without brace use, patient outcome after ACL surgery with and without brace use, strength of ACL fixation devices, and cold therapy effectiveness.

SALES, MARKETING AND DISTRIBUTION

      The Company distributes its products in the U.S. and international markets primarily through networks of agents and distributors who market and sell to orthopedic surgeons, orthotic and prosthetic centers, third party distributors, hospitals, surgery centers, physical therapists and trainers within the orthopedic community. The Company’s products are used by people who have sustained an injury, have recently completed an orthopedic surgical procedure and/or suffer from an affliction of the joint. In addition, a number of high profile professional and amateur athletes who participate in sports such as football, basketball and skiing, choose to use the Company’s products. The Company is the official and exclusive supplier of braces and supports to the U.S. Ski Team. In addition, the Company believes it is the leading supplier of knee braces to players in the National Football League, among whom use of knee braces has more than tripled over the last two years according to a recent survey of NFL team physicians. No individual agent or distributor accounted for 10% or more of the Company’s net revenues for the year ended December 31, 2000.

      The Company is committed to providing its customers with a superior standard of customer service. The Company’s 53 customer care representatives strive for prompt product processing and delivery by coordinating between the customer and the Company’s sales, operations and shipping departments. The Company ships the majority of its products within 24 hours of receipt of the customer order, or 72 hours in the case of customized braces. In addition, customer care representatives also provide support regarding order status, product information, returns and general information.

United States

      The Company markets products in the United States under the DonJoy and ProCare brands through two distinct sales and distribution channels as well as under national contracts and through the OfficeCare program. Sales in the United States accounted for approximately 88% of the Company’s net revenues, excluding freight revenue, for the year ended December 31, 2000.

      DonJoy. DonJoy products are marketed by 30 commissioned sales organizations (referred to herein as agents) which employ approximately 198 sales representatives (including additional sales representatives added as a result of the Orthotech Acquisition). These sales representatives market to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers. Because the DonJoy product line generally requires customer education on the application and use of the product, the sales representatives are technical specialists who receive extensive training from both the Company and the agent and use their technical expertise to help fit the patient with the Company’s product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, the Company ships and bills the product directly to the orthopedic professional and the Company pays a sales commission to the agent.

      The Company enjoys long-standing relationships with most of its 30 agents and 198 sales representatives, many of which have marketed DonJoy products for over 10 years. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of the Company’s products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with the Company. The agents receive a commission which varies based on the type of product being sold. If an agent fails to achieve specified sales quotas during any quarter, the Company may terminate the agent, which the Company has done in the past.

      Procare. ProCare products are sold in non-exclusive territories under private label brand names to third party distributors. These distributors include large, national third party distributors such as Owens & Minor Inc., McKesson/HBOC, General Medical Corp., Allegiance Healthcare, PSS World Medical Inc. and Bergen Brunswig Corp.; regional medical surgical dealers; and medical products buying groups which consist of a number of dealers who make purchases through the buying group. These distributors generally resell the ProCare products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patient. Unlike DonJoy products, ProCare products generally do not require significant customer education for their use.

      National Contracts. In response to the emergence of managed care and the formation of buying groups, national purchasing contracts and various bidding procedures imposed by hospitals and buying groups, the Company has entered into national contracts for DonJoy and ProCare products with large health care providers and buying groups, such as HealthSouth Corp., NovaCare Inc., Premier Purchasing Partners, L.P., AmeriNet Inc., US Government/Military hospitals, Shared Services HealthCare, National Purchasing Alliance, Magnet, and Hospital Purchasing Services. Under these contracts, the Company provides discounted pricing to the buying group and is generally designated as one of several preferred purchasing sources for the members of the buying group for specified products, although the members are not obligated to purchase the Company’s products. The Company is also sole supplier for Kaiser Permanente, Columbia HCA, and Novation. The Company expects that in the future it will enter into additional national contracts with other health care providers and buying groups. See “Risk Factors — Responses by Health Care Providers to Price Pressures; Formation of Buying Groups” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Third Party Reimbursement; Health Care Reform; Managed Care.”

      OfficeCare. The Company provides an inventory management and insurance billing system to orthopedic physicians in the U.S. through its OfficeCare program, which was initiated in 1996. The Company supplies the physician with a working inventory of orthopedic products for immediate disbursement to the physician’s patients. The Company then directly seeks reimbursement from the patient’s insurance company or other third party payor or from the patient where self-pay is applicable.

International

      The Company markets products in over 44 countries, primarily in Europe, Canada and Japan, under the DonJoy and ProCare brand names. Excluding freight revenue, international sales accounted for approximately 12% and 16% of the Company’s net revenues for the years ended December 31, 2000 and 1999, respectively. The decrease in international net revenues as a percentage of total revenues in 2000 as compared to prior years is a direct result of the Orthotech business, which historically consisted primarily of domestic sales. Excluding freight revenue, sales in Germany, the Company’s largest foreign market, accounted for approximately 32% of the Company’s 2000 international net revenues, and sales in Canada accounted for approximately 10% of the Company’s 2000 international net revenues, with no other country accounting for 10% or more of the Company’s 2000 international net revenues. Excluding freight revenue, total sales in Europe accounted for approximately 72% of the Company’s 2000 international net revenues, while sales in Germany, the United Kingdom, France, Spain and Italy accounted for approximately 50% of the Company’s 2000 international net revenues. Excluding freight revenue, sales in Japan accounted for approximately 9% of the Company’s 2000 international net revenues.

      In 2000, the Company sold and distributed its products in foreign markets through 30 independent distributors and 13 remaining Smith & Nephew sales organizations in Canada and in some smaller markets. The Company plans to increase its international sales by continuing the reorganization and expansion of its independent international distribution network started in 1999 and implementing the marketing and distribution strategies which the Company successfully utilizes in the United States and in most major international territories. International sales made through Smith & Nephew sales organizations were 20%, 40% and 55% of the Company’s international sales, exclusive of freight revenue, in 2000, 1999 and 1998, respectively. During 2001, the Company expects to replace some of the remaining Smith & Nephew sales organizations with independent distributors who will focus on building strong relationships with its targeted customers and will be responsible for achieving specified sales targets. The Company continues to develop relationships with orthopedic professionals who are well recognized in major countries to become product “champions”, similar to orthopedic professionals in the United States.

MANUFACTURING

      The Company manufactures substantially all of its products at its three facilities in the United States and Mexico. See “Item 2. Properties.” The Company operates a vertically integrated manufacturing operation at its Vista, California facility and is capable of producing a majority of its subassemblies and components in-house. These include metal stamped parts, injection molding components and fabric-strapping materials. The Company also has extensive in-house tool and die fabrication capabilities which provide savings in the development of typically expensive tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified. Utilizing a variety of computational tools and CAD systems during the development process, the Company can produce a design directly on computer-based fabrication equipment, reducing both production time and costs.

      The Company has achieved International Standards Organization (“ISO”) 9001 certification, EN46001 certification and Certification to the European Medical Device Directive at its Vista facility. These certifications are internationally recognized quality standards for manufacturing and assist the Company in marketing its products in certain foreign markets.

      Utilizing the latest production technologies at its Vista and Mexico facilities, the Company is able to reduce the labor content of many of its products. For labor intensive operations, primarily sewing, the Company utilizes its two facilities in Mexico for subassembly and finished product manufacturing. The Company will continue to move its more labor intensive operations to its facilities in Mexico to generate labor cost savings and utilize the resulting additional capacity at its Vista facility to manufacture its more technologically advanced products.

      The Company’s manufacturing operations use new and innovative technologies and materials including thermoplastics, various composites and polypropylene glass, as well as a variety of light weight metals and alloys. The Company also uses Velcro™ and neoprene, as well as Drytex, a wrap-knit nylon and polyester composite, in the manufacture of its products. Most of the raw materials used by the Company in the manufacture of its products are available from more than one source and are generally readily available on the open market.

      The Company outsources some of its finished products from manufacturers in China. In addition, the Company distributes the PainBuster™ Pain Management Systems which are manufactured by I-Flow as well as certain other products which are manufactured by third parties.

COMPETITION

      The orthopedic recovery products industry is highly competitive and fragmented. The Company’s competitors include a few large, diversified orthopedic companies and numerous smaller niche companies. Some of the Company’s competitors are part of corporate groups that have significantly greater financial, marketing and other resources than the Company. The Company’s primary competitors in the rigid knee brace market include smaller niche companies such as Innovation Sports Incorporated, Townsend Industries Inc., Bledsoe Brace Systems (a division of Medical Technology, Inc.), Generation II USA, Inc. and Breg, Inc. The Company competes in the non-retail sector of the soft goods products market and its competitors include DeRoyal Industries, Zimmer, Inc. (a division of Bristol-Meyers Squibb Company), and Technol Orthopedic Products (a division of Kimberly Clark Corp.). The Company competes with a variety of manufacturers of specialty and other orthopedic products, depending on the type of product. In addition, in certain foreign countries, the Company competes with one or more local competitors.

      Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price. Competition in the soft goods market is less dependent on innovation and technology and is primarily based on product range, service and price. Competitors have initiated stock and bill programs similar to our OfficeCare program to provide value to their customers. Electro-Biology, Inc. (“EBI”) Medical Systems, a division of Biomet, is the market leader with this type of program. Competition in specialty and other orthopedic products is based on a variety of factors, depending on the type of product.

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

INTELLECTUAL PROPERTY

      The Company’s most significant intellectual property rights are its patents, trademarks, including the Company’s DonJoy and ProCare brand names, and proprietary know-how.

      The Company owns or has licensing rights to over 50 patents and has several pending patent applications. The Company anticipates that it will apply for additional patents in the future as it develops new products and product enhancements. The Company’s most significant patent involves the bracing technology and design which it has patented as the “Four Points of Leverage” system. Many of the Company’s ligament bracing products have been designed using the “Four Points of Leverage” system which effectively produces pressure to the upper portion of the tibia, which, in turn, reduces strain on the damaged, reconstructed or torn ligament. Because this system is patented, the Company’s competitors are prohibited from designing products which apply pressure to the tibia using the Company’s technique. The Company’s patent covering the “Four Points of Leverage” system expires in January 2005. The Company’s other significant patents include the Custom Contour Measuring Instrument, which serves as an integral part of the measurement process for patients ordering the Company’s customized ligament and OA braces. In addition, the Company owns patents covering a series of hinges for its post-operative braces, as well as pneumatic pad design and production technologies (which utilize air inflatable cushions that allow the patient to vary the location and degree of support) used in braces such as the Defiance and the Patient Ready Monarch. The Company also has patents relating to its OA braces and specific mechanisms in a number of the Company’s products. In addition to these patents, the Company relies on non-patented know-how, trade secrets, process and other proprietary information, which the Company protects through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to the Company’s proprietary information.

      The Company owns or has the licensing rights to a number of trademarks. In addition to the DonJoy®, ProCare® and Orthotech® brand names, the Company’s most significant trademarks include Defiance®, GoldPoint®, Monarch®, RocketSoc®, IceMan®, Air DonJoy®, Quadrant®, LegendTM, TROMTM, PlaymakerTM, PainBusterTM OPALTM, 4TITUDETM, OAdjusterTM and OfficeCareSM, registered worldwide.

      In August 1998, Smith & Nephew entered into a five-year exclusive arrangement with IZEX Technologies to license know-how and technology for the design, manufacture and distribution of the DonJoy Vista™ System, a computerized post-operative brace designed to optimize a patient’s rehabilitation in the treatment of knee injuries. In connection with the recapitalization, Smith & Nephew assigned this license to the Company.

      The Company believes that its patents, trademarks and other proprietary rights are important to the development and conduct of its business and the marketing of its products. As a result, the Company aggressively protects its intellectual property rights.

EMPLOYEES

      As of December 31, 2000, the Company had 1,022 employees. The Company’s workforce is not unionized. The Company has not experienced any strikes or work stoppages, and management generally considers its relationships with its employees to be satisfactory.

GOVERNMENT REGULATION

MEDICAL DEVICE REGULATION

      United States. The Company’s products and operations are subject to extensive and rigorous regulation by the Federal Food and Drug Administration (“FDA”). The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.

      Under the Federal Food, Drug, and Cosmetic Act (the “FFDCA”), medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. The Company’s current products are all Class I or Class II medical devices. All of the Company’s currently marketed products hold the relevant exemption or premarket clearance required under the FFDCA.

      Class I devices are those for which safety and effectiveness can be assured by adherence to a set of guidelines, which include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (the “General Controls”). Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

      Class II devices are those which are subject to the General Controls and most require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) premarket notification procedure. For most Class II devices, the manufacturer must submit to the FDA a premarket notification submission, demonstrating that the device is “substantially equivalent” to either:

(1) a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

(2) to another commercially available, similar device which was subsequently cleared through the 510(k) process.

      If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device. By regulation, the FDA is required to clear a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer; however, the Company’s products have generally been cleared within the 90-day time period. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent”, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements.

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

      Approval of a premarket approval application (“PMA”) from the FDA is required before marketing of a Class III product can proceed. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from pre-clinical studies and human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA application, once the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time, up to several years. In approving a PMA application or clearing a 510(k) application, the FDA may also require some form of post-market surveillance, whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

      When FDA approval of a Class I, Class II or Class III device requires human clinical trials, if the device presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption (“IDE”) application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant” risk, IDE submission is not required. Instead, only approval from the Institutional Review Board conducting the clinical trial is required. Human clinical studies are generally required in connection with approval of Class III devices and to a much lesser extent for Class I and II devices. None of the Company’s current products have required human clinical trials for approval.

      In addition, the Company’s manufacturing processes are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of the Company’s products. The QSR also, among other things, requires maintenance of a device master record, device history record, and complaint files. The Company’s domestic facility, records, and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The Company’s Mexican facilities, which export products to the United States, may also be inspected by the FDA. The Company’s U.S. facility was recently inspected by the FDA and was found to be in compliance with the applicable QSR regulations. Based on the Company’s own internal audits of its Mexican facilities, the Company believes that its Mexican facilities are in substantial compliance with the applicable QSR regulations.

      Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution. There are currently no adverse regulatory compliance issues or actions pending with the FDA at any of the Company’s facilities or relating to the Company’s products and none of the recent FDA audits of its Vista, California facility has resulted in any enforcement actions by the FDA.

      There are no restrictions under U.S. law on the export from the United States of any medical device that can be legally distributed in the United States. In addition, there are only limited restrictions under U.S. law on the export from the United States of medical devices that cannot be legally distributed in the United States. If a Class I or Class II device does not have 510(k) clearance, but is eligible for approval under the 510(k) process, then the device can be exported to a foreign country for commercial marketing without the submission of any type of export request or prior FDA approval, if it satisfies certain limited criteria relating primarily to specifications of the foreign purchaser and compliance with the laws of the country to which it is being exported. Class III devices which do not have PMA approval may be exported to any foreign country, if the product complies with the laws of that country and, with respect to the following countries, has valid marketing authorization under the laws of such country: Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, the European Union, a country in the European Economic Area or such other countries as may be approved by the FDA. The unapproved device must also satisfy the criteria required to be satisfied by Class I and Class II devices as well as additional criteria applicable to the devices. All of the Company’s products which are exported to foreign countries currently comply with the restrictions described in this paragraph.

      Certificates for export (certifying the status of a product under the FFDCA) are not required by the FDA for export. However, they are often required by the foreign country importing the product.

      International. In many of the foreign countries in which the Company markets its products, it is subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company’s devices and products in such countries are similar to those of the FDA, including those in Germany, the Company’s largest foreign market. In many countries, the national health or social security organizations require the Company’s products to be qualified before they can be marketed with the benefit of reimbursement eligibility. To date, the Company has not experienced difficulty in complying with these regulations. Due to the movement towards harmonization of standards in the European Union, the Company expects a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union wide single regulatory system. The timing of this harmonization and its effect on the Company cannot currently be predicted.

      The Company is implementing policies and procedures intended to position itself for the expected international harmonization of regulatory requirements. The ISO 9000 series of standards have been developed as an internationally recognized set of guidelines that are aimed at ensuring the design and manufacture of quality products. ISO 9001 is the highest level of ISO certification, covering both the quality system for manufacturing as well as that for product design control; ISO 9002 covers the quality system for manufacturing operations that do not include product design. The Company’s Vista facility has received ISO 9001 certification. See “— Manufacturing.” A company that passes an ISO audit and obtains ISO registration becomes internationally recognized as functioning under a competent quality system. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 series certification, which, in certain respects, is analogous to compliance with the FDA’s QSR requirements. The European Economic Community has promulgated rules which require that medical products receive a Conformite Europeanne (“CE”) mark. All of the Company’s products currently distributed in Europe have received the CE mark. A CE mark is an international symbol indicating that the device meets common European standards of performance and safety.

FRAUD AND ABUSE

      The Company is subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, VA health programs and TRICARE. The Company has never been challenged by a governmental authority under any of these laws and believes that its operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, there can be no assurance that the Company would not be required to alter one or more of its practices to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on the Company’s financial condition and results of operations.

      Antikickback Laws. The Company’s operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, that commonly known collectively as the “Medicare Fraud and Abuse Statute,” prohibit entities, such as the Company, from offering, paying, soliciting or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Violation of the Medicare Fraud and Abuse Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties of up to $50,000 per act plus three times the remuneration offered and exclude violators from participation in Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals to Medicaid and other third party payor patients.

      The Company operates a stock and bill program, known as the OfficeCare program, through which it makes its products and services available in the offices of physicians or other providers. In conjunction with the OfficeCare program, the Company may pay participating physicians a fee for rental space and support services provided by such physicians to the Company. In a Special Fraud Alert issued by the Office of Inspector General of the Department of Health and Human Services (OIG) in February 2000, the OIG indicated that it may scrutinize stock and bill programs involving excessive rental payments for possible violation of the Medicare Fraud and Abuse Statute, but notes that legitimate arrangements, including fair market value rental arrangements that meet the requirements of applicable safe harbors, will be immune from prosecution under the Statute. The Company believes it has structured the OfficeCare Program to comply with these laws.

      Physician Self-Referral Laws. The Company is also subject to federal and state physician self-referral laws. Federal physician self-referral legislation (known as the “Stark” law) prohibits, subject to certain exceptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The Stark law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. The penalties for violations include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a “circumvention scheme.” Various state laws also contain similar provisions and penalties.

      False Claims Laws. Under separate statutes, submission of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the Federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicare and for Medicaid programs as a result of an investigation arising out of such action.

ENVIRONMENTAL AND OTHER MATTERS

      The Company’s facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the U.S. and foreign countries, including those relating to discharges of substances to the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. The Company believes it is currently in compliance with such requirements and does not currently anticipate any material adverse effect on its business or financial condition as a result of its efforts to comply with such requirements.

      In the future, federal, state, local or foreign governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could effect the Company’s operations. Also, in the future, contamination may be found to exist at the Company’s current or former facilities or off-site locations where the Company has sent wastes. The Company could be held liable for such newly-discovered contamination which could have a material adverse effect on the Company’s business or financial condition. In addition, changes in environmental and worker health and safety requirements or liabilities from newly-discovered contamination could have a material effect on the Company’s business or financial condition.

GOVERNMENTAL AUDITS

      The Company’s operations are subject to periodic survey by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. From time to time in the ordinary course of business, the Company, like other health care companies, receives survey audits or reviews from governmental entities, which may cite certain deficiencies based on the Company’s alleged failure to comply with applicable supplier standards and other requirements. The Company reviews such audits or reports and attempts to take appropriate corrective action. The failure to effect such action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect the Company’s business, results of operations or financial condition and could prevent the programs involved from offering products and services to patients.

OTHER FEDERAL AND STATE REGULATIONS

      There may be other federal, state and local laws, rules and regulations that affect the Company’s business. In addition, new laws, rules and regulations may be adopted to regulate new and existing products, services and industries. There can be no assurances that either the states or the federal government will not impose additional regulations upon the activities of the Company that might adversely affect its business, results of operations and financial condition.

RISK FACTORS

      Substantial Leverage — Our substantial indebtedness could adversely affect our ability to operate our business and to fulfill our obligations under the 12 5/8% Senior Subordinated Notes issued in connection with the recapitalization.

      As a result of the recapitalization transactions and the Orthotech Acquisition, we are highly leveraged, which means we have a large amount of indebtedness in relation to our members’ deficit. The following chart shows certain important credit statistics as of December 31, 2000 and 1999.

December 31, 2000

(in thousands)
Long-term debt	$157,222

Redeemable preferred units	$41,660

Members’ deficit	$(63,625)

	Year Ended	Year Ended
	December 31, 2000	December 31, 1999

Ratio of earnings to fixed charges	1.29x (a)	2.12x

(a)	Reflects indebtedness incurred to finance the Orthotech Acquisition from the date of acquisition.

      We may also incur additional indebtedness from time to time to finance acquisitions, as we did in connection with the Orthotech Acquisition, investments or strategic alliances or capital expenditures or for other purposes subject to the restrictions contained in the credit facility and the indenture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

      Our high degree of leverage could have important consequences to us, including the following:

•	Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms.

•	We will need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future.

•	Payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities.

•	Debt under the credit facility is secured and matures prior to the notes.

•	A substantial decrease in our net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations.

•	We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage.

•	Our debt level may make us more vulnerable than our competitors to a downturn in our business or the economy generally.

•	Our debt level reduces our flexibility in responding to changing business and economic conditions.

•	Some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates.

•	There would be a material adverse effect on our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

      Ability to Service Debt — To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

      Our ability to pay principal and interest on the notes and to satisfy our other obligations will depend upon, among other things:

•	Our future financial and operating performance, which performance will be affected by prevailing economic conditions and financial, business, regulatory and other factors, certain of which are beyond our control;

•	the future availability of borrowings under the revolving credit facility or any successor facility, the availability of which is or may depend on, among other things, our complying with certain covenants.

      Based on our current and expected levels of operations, we expect that our operating cash flow and borrowings under the revolving credit facility should be sufficient for us to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due. However, our operating results and borrowings under the revolving credit facility may not be sufficient to service our indebtedness, including the notes. In addition, we may incur additional indebtedness in order to make acquisitions, investments or strategic alliances. If we cannot service our indebtedness, we will be forced to take actions such as reducing or delaying acquisitions, investments, strategic alliances and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness (which could include the notes), or seeking additional equity capital or bankruptcy protection. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all. In addition, the terms of existing or future debt agreements, including the credit facility and the indenture, may restrict us from adopting any of these alternatives.

      Subordination of the Notes and the Guarantee; Structural Subordination of the Notes — The notes and the guarantee by DonJoy are, and guarantees by any of our future subsidiaries will be, effectively subordinated to all senior debt of our subsidiaries.

      The notes are subordinated in right of payment to the prior payment in full of all dj Ortho’s existing and future senior indebtedness and the guarantee of the notes by DonJoy and any future subsidiaries providing a guarantee of the notes will be subordinated in right of payment to all senior indebtedness of the applicable guarantor. The indenture requires each of our domestic subsidiaries that is formed or acquired in the future to guarantee the notes, unless we designate the subsidiary as an Unrestricted Subsidiary (as defined in the indenture). As of December 31, 2000, dj Ortho had approximately $59.0 million of senior indebtedness outstanding (excluding unused commitments under the revolving credit facility), all of which is secured, and DonJoy had no senior indebtedness outstanding (other than its guarantee of our borrowings under the credit facility). In addition, the indenture permits us and our Restricted Subsidiaries (as defined in the indenture) to incur additional senior indebtedness, including indebtedness under the credit facility. dj Ortho or the applicable guarantor may not pay principal, premium (if any), interest or other amounts on account of the notes or the guarantee by DonJoy or any subsidiary in the event of a payment default on, or another default that has resulted in the acceleration of, certain senior indebtedness (including debt under the credit facility) unless such indebtedness has been paid in full or the default has been cured or waived. In the event of certain other defaults with respect to certain senior indebtedness, dj Ortho or the applicable guarantor may not be permitted to pay any amount on account of the notes or the guarantee by DonJoy or any subsidiary for a designated period of time. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to dj Ortho or a guarantor, dj Ortho’s assets or a guarantor’s assets, as the case may be, will be available to pay obligations on the notes or the guarantor’s guarantee, as applicable, only after dj Ortho’s senior indebtedness or the senior indebtedness of that guarantor has been paid in full, and there can be no assurance that there will be sufficient assets remaining to pay amounts due on all or any of the notes or any guarantee of the notes.

      dj Ortho’s right to receive assets of any subsidiary which is not a guarantor upon the liquidation or reorganization of that subsidiary (and thus the rights of the holders of notes to realize any value with respect to those assets) will be subject to the prior claims of creditors of that subsidiary (including trade creditors). Accordingly, since our Mexican subsidiary is not a guarantor of the notes, the notes are effectively subordinated to all liabilities (including trade payables and contingent liabilities) of our Mexican subsidiary and any of our future subsidiaries that do not provide a guarantee of the notes except to the extent that we are recognized as a creditor of such subsidiary. However, even if we were recognized as a creditor of a subsidiary that does not guarantee the notes, our claims would still be subordinate to any security interest in the assets of that subsidiary, and any indebtedness of that subsidiary senior to that held by us. As of December 31, 2000, the aggregate amount of the liabilities of our Mexican subsidiary as reflected on its balance sheet was $0.2 million.

      Limited Value of DonJoy Guarantee — You should not rely on the guarantee by DonJoy in the event we cannot make payments upon the notes.

      All of the operations of DonJoy are conducted through dj Ortho and DonJoy has no material assets other than its ownership of 100% of dj Ortho’s equity interests. Accordingly, DonJoy’s cash flow and, consequently, its ability to service debt, including its guarantee of the notes and our credit facility, depends on our operations. As a result, holders of the notes should not rely on the guarantee by DonJoy for repayment of the notes.

      Asset Encumbrances to Secure the Credit Facility — If we default under our senior debt, our senior lenders can foreclose on the assets we have pledged to secure payment of the senior debt to the exclusion of holders of the notes.

      In addition to being contractually subordinated to all existing and future senior indebtedness, dj Ortho’s obligations under the notes (and DonJoy’s obligations under its guarantee) are unsecured while dj Ortho’s obligations under the credit facility (and DonJoy’s obligations under its guarantee of dj Ortho’s indebtedness under the credit facility) are secured by a security interest in substantially all of dj Ortho’s assets and the assets of DonJoy (which consist principally of 100% of dj Ortho’s equity interests) and each of our existing and subsequently acquired or organized U.S. and, subject to certain limitations, non-U.S. subsidiaries, including a pledge of all of the issued and outstanding equity interests in dj Ortho’s existing or subsequently acquired or organized U.S. subsidiaries and 65% of the equity interests in each of our subsequently acquired or organized non-U.S. subsidiaries. If we are declared bankrupt or insolvent or if we default under the credit facility, the lenders could declare all of the funds borrowed under the credit facility, together with accrued interest, immediately due and payable. If we were unable to repay that indebtedness, the lenders could foreclose on the dj Ortho equity interests pledged by DonJoy, on the pledged equity interests of dj Ortho’s subsidiaries and on the assets in which they have been granted a security interest, in each case to the exclusion of holders of the notes, even if an event of default exists under the indenture at such time. Furthermore, if all equity interests of any future subsidiary guarantor are sold to persons pursuant to an enforcement of the pledge of equity interests in that subsidiary guarantor for the benefit of the senior lenders, then the applicable subsidiary guarantor will be released from its guarantee of the notes automatically and immediately upon such sale.

      Restrictive Debt Covenants — Our debt agreements restrict our business in many ways.

      The credit facility and the indenture impose, and the terms of any future indebtedness may impose, operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, among other things, our ability to:

•	incur additional indebtedness,

•	issue redeemable equity interests and preferred equity interests,

•	pay dividends or make distributions, repurchase equity interests or make other restricted payments,

•	redeem indebtedness that is subordinated in right of payment to the notes,

•	create liens,

•	enter into certain transactions with affiliates,

•	make certain investments,

•	sell assets, or

•	enter into mergers or consolidations.

      The credit facility also requires us to achieve certain financial and operating results and satisfy certain financial ratios and prohibits us from prepaying our other indebtedness (including the notes) while indebtedness under the credit facility is outstanding. Our ability to comply with such provisions may be affected by events beyond our control.

      These restrictions contained in the indenture and the credit facility could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans, and

•	adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

      A breach of any of these covenants, ratios, tests or other restrictions could result in an event of default under the credit facility and/or the indenture. Upon the occurrence of an event of default under the credit facility, the lenders could elect to declare all amounts outstanding under the credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. If the lenders under the credit facility accelerate the payment of the indebtedness, there can be no assurance that our assets would be sufficient to repay in full such indebtedness and our other indebtedness, including the notes. See “— Subordination of the Notes and the Guarantee; Structural Subordination of the Notes,” and “— Asset Encumbrances to Secure the Credit Facility”.

      Uncertainty Relating to Third Party Reimbursement — Changes in reimbursement policies for our products by third party payors or reductions in reimbursement rates for our products could adversely affect us.

      The ability of our customers (or persons to whom our customers sell our products) to receive reimbursement for the cost of our products from private third party payors and, to a lesser extent, Medicare, Medicaid and other governmental programs, is important to our business. Except with respect to our OfficeCare program and our insurance billing service, we are not directly involved in the third party reimbursement process, and while we are unable to give precise data, we believe that a substantial portion of our other sales to customers (or by them to their customers) are reimbursed by third party payors. In the United States, third party reimbursement is generally based on the medical necessity of the product to the user, and generally products which are prescribed by doctors are eligible for reimbursement. As such, we believe that substantially all of our U.S. sales of rigid knee braces and a substantial portion of our U.S. sales of soft goods and specialty and other orthopedic products are reimbursed by third party payors. In response to the historic and forecasted reductions of U.S. reimbursement rates, we and many of our competitors are introducing new product offerings at lower prices. Failure by users of our products to obtain sufficient reimbursement from third party payors for our products or adverse changes in governmental and private payors’ policies toward reimbursement for our products could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that third party reimbursement for our products will continue to be available or at what rate such products will be reimbursed.

      Congress and certain state legislatures are considering reforms in the health care industry that may lower reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending.

      In addition to extensive existing government healthcare regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare products and services, including a number of proposals that would significantly limit reimbursement under Medicare and Medicaid. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect these proposals would have on our business.

      Private health insurance plans generally set reimbursement rates at a discount to Medicare. If enacted, Congressional or regulatory measures that reduce Medicare reimbursement rates could reduce reimbursement rates for our products, which could have an adverse effect on our ability to sell our products or cause our customers to use less expensive products, which could have a material adverse effect on our results of operations.

      Similar to our domestic business, our success in international markets also depends upon the eligibility of our products for reimbursement through government sponsored health care payment systems and third party payors, particularly in Europe and Japan, our principal international markets. Reimbursement practices vary significantly by country, with certain jurisdictions, most notably France, requiring products to undergo lengthy regulatory review in order to be eligible for reimbursement. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the foreign jurisdictions in which our products are sold and these efforts are expected to continue. For example, in Germany, our largest foreign market representing approximately 32% of international sales in 2000, exclusive of freight revenue, reimbursement for our products was decreased in 1997 to 80% from 100% by government sponsored health care payment systems and third party payors. In Italy, our rigid knee bracing products and cold therapy systems, among others, are no longer eligible for reimbursement at all. In the United Kingdom, while reimbursement for our products through the National Health Service, or NHS, is currently available, the cost of our products is not reimbursed by private health insurance plans and orthopedic professionals are being pressured by the NHS to reduce or eliminate the number of rigid knee braces prescribed for orthopedic patients. In France, while we believe our rigid knee braces would be eligible for reimbursement, our knee brace products have not gone through the lengthy regulatory process necessary for reimbursement eligibility and, accordingly, the cost of these products is not currently reimbursed in France. Any developments in our foreign markets that eliminate or reduce reimbursement rates for our products could have an adverse effect on our ability to sell our products or cause our customers to use less expensive products, which could have a material adverse effect on our results of operations.

      Responses by Health Care Providers to Price Pressures; Formation of Buying Groups — Healthcare reform and managed care and buying groups has put downward pressure on the prices of our products.

      Within the United States, health care reform and managed care are changing the dynamics of the health care industry as it seeks ways to control rising health care costs. As a result of health care reform, the U.S. health care industry has seen a rapid expansion of managed care at the expense of traditional private insurance. The development of managed care programs in which the providers contract to provide comprehensive health care to a patient population at a fixed cost per person (referred to as capitation) has given rise to, and is expected to continue to cause, pressures on health care providers to lower costs. The advent of managed care has also resulted in greater attention to the tradeoff between patient need and product cost, so-called demand matching, where patients are evaluated as to age, need for mobility and other parameters and are then matched with an orthopedic recovery product that is cost effective in light of such evaluation. One result of demand matching has been, and is expected to continue to be, a shift toward lower priced products, and any such shift in our product mix to lower margin, off-the-shelf products could have an adverse impact on our operating results. For example, in our rigid knee bracing segment, we and many of our competitors are offering lower priced, off-the-shelf products in response to managed care. These lower priced products have in part contributed to our minimal sales growth in our rigid knee bracing product lines over the past few years and could have a material adverse effect on our business, financial condition and results of operations in the future.

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

Potential Regulation Limiting Customer Base — Proposed laws could limit the types of orthopedic professionals who can fit, sell or seek reimbursement for our products.

      Congress and state legislatures have from time to time, in response to pressure from certain orthopedic professionals, considered proposals which would have the effect of limiting the types of orthopedic professionals who can fit and/or sell our products or who can seek reimbursement for our products. In particular, Texas, Florida, New Jersey, Illinois and Washington have adopted legislation which prohibits the practice of orthotics and prosthetics, including the measuring, fitting and adjusting of certain medical devices, without a license. The effect of such laws could be to substantially limit our potential customers in those jurisdictions in which such legislation or regulations are enacted and could provide the authorized providers of our products with greater purchasing power. In such event, we would seek to ensure that orthopedic professionals continue to prescribe our products and enhance our relationships with authorized providers. However, we may not be successful in responding to such laws and therefore the adoption of such laws could have a material adverse effect on our business, financial condition and results of operations.

Patents and Proprietary Know-How — We rely on intellectual property to develop and manufacture our products and our business could be adversely affected if we lose our intellectual property rights.

      We hold U.S. and foreign patents relating to certain of our components and products and have patent applications pending with respect to certain components and products. We also anticipate that we will apply for additional patents as we deem appropriate. We believe that certain of our existing patents, particularly the patents for our:

•	“Four Points of Leverage” system, the critical element in the design of all of our ligament braces,

•	Custom Contour Measuring System, which serves as an integral part of the measurement process for patients ordering our customized ligament and OA braces,

•	series of hinges for our post-operative braces,

•	pneumatic pad design and production technologies which utilize air inflatable cushions that allow the patient to vary the location and degree of support provided by braces such as the Defiance and the Patient Ready Monarch,

•	osteoarthritis bracing concepts, including pending patents on the recently released OPAL and OAdjuster braces (Monarch, PR Monarch, OPAL, OAdjuster),

•	ankle bracing, both rigid and soft (ALP, RocketSoc, ProCare stirrup), and

•	rigid shoulder bracing (Quadrant),

      are and will continue to be extremely important to our success. However, we cannot assure you that:

•	our existing or future patents, if any, will afford us adequate protection,

•	our patent applications will result in issued patents, or

•	our patents will not be circumvented or invalidated.

      The patent for our “Four Points of Leverage” system expires in January 2005. The expiration of this patent could have a material adverse effect on our business, financial condition and results of operations.

      In addition, we hold licenses from third parties to utilize certain patents, patents pending and technology utilized in the design of some of our existing products and products under development, including the IceMan and the DonJoy Vista™ system. If we lost these licenses, we would not be able to manufacture and sell the related products, which could have a material adverse effect on our business, financial condition and results of operations.

      Our success also depends on non-patented proprietary know-how, trade secrets, processes and other proprietary information. We employ various methods to protect our proprietary information, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others whom have access to our proprietary information. However, these methods may not provide us with adequate protection. Our proprietary information may become known to, or be independently developed by, competitors, or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on our business, financial condition and results of operations. See “Business — Intellectual Property.”

Patent Litigation — We could be adversely affected if we become involved in litigation regarding our patents or other intellectual property rights.

      The medical device industry has experienced extensive litigation regarding patents and other intellectual property rights. We or our products may become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We have from time to time needed to, and may in the future need to, litigate to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Any future litigation or interference proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could:

•	subject us to significant liabilities to third parties,

•	require disputed rights to be licensed from a third party for royalties that may be substantial, or

•	require us to cease using such technology.

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

Uncertainty of Domestic and Foreign Regulatory Clearance and Approval — We may not receive regulatory clearance or approval for our products or operations in the United States or abroad.

      Our products and operations are subject to extensive regulation in the United States by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the

United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In particular, in order for us to market certain products for clinical use in the United States, we generally must first obtain clearance from the FDA, pursuant to Section 510(k) of the FFDCA. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another legally marketed device. In addition, if we develop products in the future that are not considered to be substantially equivalent to a legally marketed device, we will be required to obtain FDA approval by submitting a premarket approval application, or PMA. All of our currently manufactured products hold the relevant exemption or premarket clearance under the FFDCA. See “Business — Government Regulation.”

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

      In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a device, a company must, among other things, apply for and obtain Institutional Review Board, or IRB, approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the sponsor of the investigation must also submit and obtain FDA approval of an investigational device exemption, application. We may not be able to obtain FDA and/or IRB approval to undertake clinical trials in the U.S. for any new devices we intend to market in the United States in the future. If we obtain such approvals, we may not be able to comply with the IDE and other regulations governing clinical investigations or the data from any such trials may not support clearance or approval of the investigational device. Failure to obtain such approvals or to comply with such regulations could have a material adverse effect on our business, financial condition and results of operations.

      Once the medical device sponsor obtains clearance or approval for a product, rigorous regulatory requirements apply to medical devices. These requirements include, among other things, the Quality System Regulation, or QSR, recordkeeping regulations, labeling requirements and adverse event reporting regulations. See “Business — Government Regulation — Medical Device Regulation.” Failure to comply with applicable FDA medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution. Any of these actions, in combination or alone, could have a material adverse effect on our business, financial condition, and results of operations.

      In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA, including those in Germany, our largest foreign market. In addition, in many countries the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive, or delays in the receipt of, relevant foreign qualifications could also have a material adverse effect on our business, financial condition, and results of operations. See “Business — Government Regulation.” Due to the movement towards harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Orthopedic Professionals, Agents and Distributors — We rely heavily on our relationships with orthopedic professionals, agents and distributors for marketing our products.

      The sales of our rigid knee braces depend to a significant extent on the prescription and/or recommendation of such products by widely recognized orthopedic surgeons and sports medicine specialists. We have developed and maintain close relationships with a number of widely recognized orthopedic surgeons and sports medicine specialists who assist in product research, development and marketing. These professionals often become product “champions”, speaking about our products at medical seminars, assisting in the training of other professionals in the use and/or fitting of our products and providing us with feedback on the industry’s acceptance of our new products. The failure of our rigid knee braces to retain the support of such surgeons or specialists, or the failure of our new rigid knee braces to secure and retain similar support from leading surgeons or specialists, could have a material adverse effect on our business, financial condition and results of operations.

      Our marketing success in the United States also depends largely upon marketing arrangements with independent agents and distributors. Our success depends upon our agents’ and distributors’ sales and service expertise and relationships with the customers in the marketplace. Our failure to maintain relationships with agents and distributors could have a material adverse effect on our business, financial condition and results of operations. See “Business — Sales, Marketing and Distribution.”

Transition to New Independent Distributors in International Markets — Our operating results could be adversely affected if we are not successful in finding and retaining new independent distributors in international markets.

      In international markets our products have historically been sold through 30 Smith & Nephew sales organizations and 13 independent distributors. Since the recapitalization, we have replaced 17 Smith & Nephew sales organizations with independent distributors. International sales made through Smith & Nephew sales organizations were 20%, 40% and 55% of our international sales, exclusive of freight revenue, in 2000, 1999 and 1998, respectively. We believe that we will be able to continue to increase sales by switching to independent distributors who will be responsible for achieving sales targets and focused on building strong relationships with our targeted customers. However, we may not be able to find and retain independent distributors on favorable terms or successfully effect the transition to such new distributors without a significant disruption or loss of sales in the applicable foreign jurisdiction. In addition, the new distributors may not become technically proficient in the use and benefits of our products in a timely manner, if at all. Accordingly, our transition to new independent distributors could have a material adverse effect on our business, financial condition and results of operations.

      In connection with the recapitalization, we entered into a distribution agreement pursuant to which the 30 Smith & Nephew sales organizations which sold our products prior to the recapitalization would continue to do so, and 13 Smith & Nephew sales organizations continue to sell our products under this agreement. However, Smith & Nephew has the right to cease distributing our products in a specific territory on 60 days notice. See “Certain Relationships and Related Transactions — Other Agreements between DonJoy and Smith & Nephew — Distribution Agreement.” If Smith & Nephew terminates the distribution of our products in a territory, we may not be able to find a new independent distributor to replace the Smith & Nephew sales organization, which could have a material adverse effect on our sales in such jurisdiction. The termination of distribution by Smith & Nephew in a sufficient number of jurisdictions prior to the time we are able to replace the Smith & Nephew sales organizations being terminated with new independent distributors could have a material adverse effect on our business, financial condition and results of operations. Smith & Nephew has not given notice to terminate any of the remaining distributors.

International Operations — Our international sales may be adversely affected by foreign currency exchange fluctuations and other risks.

      Excluding freight revenue, sales in foreign markets, primarily Europe, Canada and Japan, represented approximately 12% of our net revenues for the year ended December 31, 2000, with Germany representing approximately 32% of international net revenues. See Note 7 of Notes to DonJoy’s Audited Consolidated Financial Statements. See “Business — Business Strategy.” Since our international sales are denominated in U.S. dollars, our operating results are not directly impacted by foreign currency exchange fluctuations. However, the volume and product mix of our international sales may be adversely impacted by foreign currency exchange fluctuations as changes in the rate of exchange between the U.S. dollar and the applicable foreign currency will affect the cost of our products to our foreign customers and thus may impact the overall level of customer purchases or result in the customer purchasing less expensive, lower margin products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” In addition, future sales of our products may be denominated in foreign currencies which would cause currency fluctuations to more directly impact our operating results.

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

International Operations — Our lack of manufacturing operations outside the United States may cause our products to be less competitive in international markets.

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

Risks Generally Associated with Strategic Growth Opportunities — We intend to pursue, but may not be able to identify, finance or successfully complete strategic growth opportunities.

      One element of our growth strategy is to pursue acquisitions, such as the Orthotech Acquisition, investments and strategic alliances that either expand or complement our business. We may not be able to identify acceptable opportunities or complete any additional acquisitions, investments or strategic alliances on favorable terms or in a timely manner. Acquisitions and, to a lesser extent, investments and strategic alliances involve a number of risks, including:

•	the diversion of management’s attention to the assimilation of the operations and personnel of the new business,

•	adverse short-term effects on our operating results,

•	the inability to successfully integrate the new businesses with our existing business, including financial reporting, management and information technology systems,

•	unforeseen operating difficulties and expenditures,

•	the need to manage a significantly larger business,

•	amortization of large amounts of goodwill and other intangible assets, such as the approximately $45.1 million of goodwill and other intangible assets relating to our acquisition of Orthotech which we will amortize over the next three to fifteen years,

•	the risks of loss of employees of an acquired business, including employees who may have been instrumental to the success or growth of that business, and

•	the use of substantial amount of our available cash to consummate the acquisition.

      In addition, as was required in connection with the Orthotech Acquisition, we may require additional debt or equity financings for future acquisitions, investments or strategic alliances which may not be available on favorable terms, if at all. We may not be able to successfully integrate or operate profitably any new business we acquire and we cannot assure you that any other investments we make or strategic alliances we enter into will be successful.

Implementation of Business Strategy — If we cannot successfully implement our business strategy, we may not be able to service our indebtedness.

      Our business strategy is to:

•	increase international sales,

•	improve operating efficiencies,

•	introduce new products and product enhancements,

•	pursue strategic growth opportunities.

      Our ability to achieve our objectives is subject to a variety of factors, many of which are beyond our control, and we may not be successful in implementing our strategy. In addition, the implementation of our strategy may not improve our operating results. We may decide to alter or discontinue certain aspects of our business strategy and may adopt alternative or additional strategies due to competitive factors or factors not currently foreseen, such as unforeseen costs and expenses or events beyond our control, such as an economic downturn. See “— Substantial Leverage and Ability to Service and Refinance Debt.”

      Any failure to successfully implement our business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on the notes.

Dependence Upon Key Personnel — We may be adversely affected if we lose any member of our Senior Management.

      We are dependent on the continued services of our senior management team, including Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our Senior Vice President — Finance and Chief Financial Officer, and Michael R. McBrayer, our Senior Vice President — Domestic Sales. The loss of these key personnel could have a material adverse effect on us.

Competition — We operate in a very competitive business environment.

      The orthopedic recovery products industry is highly competitive and fragmented. Our competitors include numerous smaller niche companies and a few large, diversified orthopedic companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than us. As such, we may be at a competitive disadvantage with respect to these competitors. Our primary competitors in the rigid knee brace market include Innovation Sports Incorporated, Townsend Industries Inc., Bledsoe Brace Systems (a division of Medical Technology, Inc.), Generation II USA, Inc. and Breg, Inc. We compete in the non-retail sector of the soft goods products market and our competitors include DeRoyal Industries, Zimmer, Inc. (a division of Bristol-Meyers Squibb Company) and Tecnol Orthopedics (a division of Kimberly Clark Corp.). We compete with a variety of manufacturers of specialty and other orthopedic products, depending on the type of product. In addition, in certain foreign countries, we compete with one or more local competitors.

Technological Change — We may not be able to develop and market new products or product enhancements to remain competitive.

      Our competitors may develop new medical procedures, technologies or products that are more effective than ours or that would render our technology or products obsolete or uncompetitive which could have a material adverse effect on us. For example, the development and use of joint lubricants to treat osteoarthritis in the knee may prove to be an effective alternative to the use of our OA braces.

      Further, our ongoing success requires the continued development of new products and the enhancement of our existing products. We may not be able to:

•	continue to develop successful new products and enhance existing products,

•	obtain required regulatory approvals for such products,

•	market such products in a commercially viable manner, or

•	gain market acceptance for such products.

      Our failure to develop and market new products and product enhancements could have a material adverse effect on our business, financial condition and results of operations. See “Business — Competition.”

Product Liability Exposure — We could be adversely affected if a product liability claim is brought against us and we do not have adequate insurance.

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

Concentration of Ownership and Control of the Company — We are controlled by CDP, Fairfield Chase and their members and their interests may not be aligned with yours.

      Chase DJ Partners, LLC, or CDP, owns approximately 92.1% of the outstanding voting units of DonJoy, which owns all of dj Ortho’s equity interests. The members of CDP are J.P. Morgan Partners (23A SBIC), LLC (formerly CB Capital Investors, L.L.C.), or JPMP (23A SBIC), an affiliate of J.P. Morgan Partners, LLC, or JPMP LLC, First Union Capital Partners, LLC and DJ Investment LLC, or the First Union Affiliates, affiliates of First Union Investors, Inc., Fairfield Chase Medical Partners, LLC, or Fairfield Chase, and affiliates, or TCW Affiliates, of TCW/Crescent Mezzanine, LLC. JPMP (23A SBIC) who owns a majority of the interests of CDP and Fairfield Chase, which is controlled by Charles T. Orsatti, is the initial managing member of CDP. In addition, through their ownership of redeemable preferred units, JPMP (23A SBIC), DJ Investment, and the TCW Affiliates also directly own approximately 2.7%, 0.8% and 1.8%, respectively, of the outstanding voting units of DonJoy. Accordingly, CDP and Fairfield Chase, which as managing member initially controls CDP, and their members have the power, subject to certain exceptions, to control dj Ortho and DonJoy. Under certain circumstances, JPMP (23A SBIC) can become the managing member of CDP. For a description of the ownership, voting and management arrangements regarding DonJoy and CDP, see “Security Ownership of Certain Beneficial Owners and Management.” The interests of CDP, Fairfield Chase and their members may not in all cases be aligned with holders of the notes.

Purchase of the Notes Upon Change of Control — We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture.

      Upon a change of control, we are required to offer to purchase all of the notes then outstanding at 101% of the principal amount thereof plus accrued interest. If a change of control were to occur, we may not have sufficient funds to pay the purchase price for the outstanding notes tendered, and we expect that we would require third-party financing. However, we may not be able to obtain such financing on favorable terms, if at all. In addition, the credit facility restricts our ability to repurchase the notes, including pursuant to an offer in connection with a change of control. A change of control under the indenture may also result in an event of default under the credit facility and may cause the acceleration of other senior indebtedness, if any, in which case the subordination provisions of the notes would require payment in full of the credit facility and any other senior indebtedness before repurchase of the notes. Our future indebtedness may also contain restrictions on our ability to repay the notes upon certain events or transactions that could constitute a change of control under the indenture. The inability to repay senior indebtedness upon a change of control or to purchase all of the tendered notes, would each constitute an event of default under the indenture.

      The change of control provision in the indenture will not necessarily afford holders of the notes protection in the event of a highly leveraged transaction, including a reorganization, restructuring, merger or other similar transaction involving us, that may adversely affect you. Such transaction may not involve a change in voting power or beneficial ownership, or, even if it does, may not involve a change of the magnitude required under the definition of change of control in the indenture to trigger these provisions. Except for certain provisions, the indenture does not contain provisions that permit the holders of the notes to require us to repurchase or redeem the notes in the event of a takeover, recapitalization or similar transaction.

Impact of Environmental and Other Regulation — We are subject to a variety of environmental laws and other regulations which could adversely affect us.

      We are subject to the requirements of federal, state and local environmental and occupational health and safety laws and regulations of the U.S. and foreign countries. We cannot assure you that we have been or will be at all times in complete compliance with all such requirements or that we will not incur material costs or liabilities in connection with such requirements in the future. These requirements are complex, constantly changing and have tended to become more stringent over time. It is possible that these requirements may change or liabilities may arise in the future in a manner that could have a material effect on our business. For more information about our environmental compliance and potential environmental liabilities see “Business — Environmental and Other Matters.”

Regulation of Fraud and Abuse in Health Care — We may need to change our business practices to comply with health care fraud and abuse regulations.

      We are subject to various federal and state laws pertaining to health care fraud and abuse, including antikickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, VA health programs and TRICARE. We have never been challenged by a governmental authority under any of these laws and believe that our operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. In addition, we cannot assure you that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. See “Business — Government Regulation.”

      We may also become subject to litigation for submission of claims for payment that are “not provided as claimed” under federal statutes. Federal false claims litigation can lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the Federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines or be excluded from the Medicare and for Medicaid programs as a result of an investigation arising out of such action.

Uncertainty Relating to Governmental Audits

      Medicare contractors and Medicaid agencies periodically conduct pre-and post-payment reviews and other audits of claims, and are under increasing pressure to scrutinize more closely health care claims. We cannot assure you that such reviews and/or similar audits of our claims will not result in material recoupments or denials, which could have a material adverse effect on our business, results of operations or financial condition.

Fraudulent Conveyance Statutes — Federal and state laws permit a court to void the notes and guarantees under certain circumstances.

      The notes were issued in exchange for the old notes. dj Ortho used the net proceeds from the offering of the old notes, together with borrowings under the term loan portion of the credit facility, to purchase the assets and operations of DonJoy. DonJoy used such amounts, together with the proceeds from the issuance of the common units to CDP and three members of senior management (the “Management Members”) and the redeemable preferred units to repurchase a portion of the equity interests of DonJoy owned by Smith & Nephew. The obligations dj Ortho incurred under the indenture and the old notes and the obligations incurred by DonJoy under the indenture and its guarantee may be subject to review under federal bankruptcy law or relevant state fraudulent conveyance and similar statutes in a bankruptcy or reorganization case or lawsuit commenced by or on behalf of dj Ortho’s or DonJoy’s unpaid creditors. Under these laws, if a court were to find that, at the time dj Ortho issued the old notes or DonJoy issued its guarantee of the old notes, we or DonJoy, as the case may be:

•	incurred such indebtedness with the intent of hindering, delaying or defrauding present or future creditors, or

•	received less than the reasonably equivalent value or fair consideration for incurring such indebtedness, and

•	were insolvent or rendered insolvent by reason of any of the recapitalization transactions,

•	were engaged or about to engage in a business or transaction for which dj Ortho’s or DonJoy’s assets constituted unreasonably small capital to carry on our or its business, or

•	intended to incur, or did incur, or believed that dj Ortho or DonJoy would incur, debts beyond dj Ortho’s or DonJoy’s ability to pay as they matured or became due,

      then, such court might:

•	subordinate the notes or DonJoy’s guarantee of the notes to dj Ortho’s or DonJoy’s presently existing or future indebtedness,

•	void the issuance of the notes (in the case of dj Ortho) or DonJoy’s guarantee, or

•	take other actions detrimental to holders of the notes.

      The measure of insolvency for purposes of the foregoing will vary depending upon the law of the jurisdiction being applied. However, dj Ortho or DonJoy generally would be considered insolvent at the time dj Ortho incurred indebtedness under the old notes or DonJoy issued its guarantee, as the case may be, if either:

•	the fair salable value of dj Ortho’s or DonJoy’s assets, as applicable, were less than the amount required to pay dj Ortho’s or DonJoy’s probable liability on our or its total existing debts and liabilities (including contingent liabilities) as they become absolute or matured, or

•	the sum of our or DonJoy’s debts (including contingent liabilities) were greater than dj Ortho’s or DonJoy’s assets, at fair valuation.

      We cannot predict:

•	what standard a court would apply in order to determine whether dj Ortho or DonJoy were insolvent as of the date dj Ortho or DonJoy issued the old notes or the guarantee, or that regardless of the method of valuation a court would determine that dj Ortho or DonJoy were insolvent on that date, or

•	whether a court would not determine that the payments constituted fraudulent transfers on another ground.

      In rendering their opinions in connection with the recapitalization transactions, our counsel and counsel to the initial purchaser of the old notes did not express any opinion as to the applicability of federal bankruptcy or state fraudulent transfer and conveyance laws.

      To the extent a court voids DonJoy’s guarantee as a fraudulent conveyance or holds it unenforceable for any other reason, holders of the notes would cease to have any claim in respect of DonJoy and would be creditors solely of dj Ortho.

      Based upon financial and other information available to us, we believe that dj Ortho and DonJoy issued the old notes and the guarantee of the old notes for proper purposes and in good faith and that at the time dj Ortho and DonJoy issued the old notes and the guarantee of the old notes, dj Ortho and DonJoy (i) were not insolvent or rendered insolvent thereby, (ii) had sufficient capital to run our business and (iii) were able to pay our debts as they mature or become due. In reaching these conclusions, we relied on various valuations and estimates of future cash flow that necessarily involve a number of assumptions and choices of methodology. However, a court may not adopt the assumptions and methodologies we have chosen or concur with our conclusion as to our solvency.

      Additionally, under federal bankruptcy or applicable state insolvency law, if certain bankruptcy or insolvency proceedings were initiated by or against dj Ortho or DonJoy within 90 days after any payment by dj Ortho with respect to the notes or by DonJoy under its guarantee of the notes, or if dj Ortho or DonJoy anticipated becoming insolvent at the time of such payment, all or a portion of such payment could be avoided as a preferential transfer and the recipient of such payment could be required to return such payment.

      In the event there are any subsidiary guarantors in the future, the foregoing would apply to their guarantees.

Trading Market for the Notes — You cannot be sure that an active trading market will develop for the notes.

      We do not intend to apply for a listing of the notes on a securities exchange or any automated dealer quotation system. We have been advised by Chase Securities, Inc. (“CSI”) that as of the date of this annual report CSI intends to make a market in the notes. CSI is not obligated to do so, however, and any market-making activities with respect to the notes may be discontinued at any time without notice. In addition, this market-making activity will be subject to limits imposed by the Securities Act and the Exchange Act. Because CSI is our affiliate, CSI is required to deliver a current “market-making” prospectus and otherwise comply with the registration requirements of the Securities Act in any secondary market sale of the notes. Accordingly, the ability of CSI to make a market in the notes may, in part, depend on our ability to maintain a current market-making prospectus.

      The liquidity of the trading market in the notes, and the market price quoted for the notes, may be adversely affected by changes in the overall market for high yield securities and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, you cannot be sure that an active trading market will develop for the notes.

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

		Owned/	Lease	Size
Location	Use	Leased	Termination Date	(Square Feet)

Vista, California	Corporate Headquarters Research & Development Manufacturing & Distribution Warehousing	Leased	February 2008	266,041

Tijuana, Mexico	Manufacturing	Leased	December 2001(1)	48,600

Tijuana, Mexico	Manufacturing	Owned		13,000

(1)	The lease for the Tijuana facility automatically renews for additional one-year periods unless terminated by either party on 30 days prior written notice.

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

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      There is no established public trading market for DonJoy’s membership units, and it is not expected that such a market will develop in the future. DonJoy is authorized to issue up to 2,900,000 common units and up to 100,000 preferred units. As of December 31, 2000, DonJoy had 793,890 common units and 44,405 preferred units issued and outstanding, and 17% of the common units on a fully diluted basis have been reserved for issuance to officers, directors, employees and independent consultants and advisors of the

Company or any subsidiary thereof pursuant to the Second Amended and Restated 1999 Option Plan. There were 10 unit holders of record as of December 31, 2000.

      The indenture and the credit facility permit dj Ortho to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of the taxable income of DonJoy and its subsidiaries including dj Ortho.

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

      The preferred units are subject to mandatory redemption on December 31, 2005 and may be redeemed at the Company’s option at any time (“Redeemable Preferred Unit”). Upon a change of control, holders of Redeemable Preferred Units will have the right, subject to certain conditions, to require the Company to redeem their Redeemable Preferred Units (including the Redeemable Preferred Units Participating Interest). In addition, at any time following the sixth anniversary of the closing of the recapitalization, holders will have the right, subject to certain conditions, to require the Company to redeem their Redeemable Preferred Units Participating Interest. Unless equity proceeds or other funds are available to the Company for the purpose, the ability of the Company to make any of the foregoing payments will be subject to receipt of distributions from the Company in amounts sufficient to make such payments and such distributions will be subject to the restrictions contained in the new credit facility and the indenture.

      On June 30, 1999, dj Ortho, together with DJ Capital, issued $100.0 million of 12 5/8% Senior Subordinated Notes, resulting in net proceeds of $98.0 million. The notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). In December 1999, the Company exchanged all of these notes for new notes having the same terms except the exchange notes have been registered under the Securities Act of 1933, as amended, and, therefore, do not bear legends restricting their transfer. The exchange notes evidence the same debt as the original notes (which they replace). There were 13 record holders of the notes as of December 31, 2000.

      In accordance with a unit purchase agreement dated as of June 28, 2000, the Former Parent sold its remaining interest of 54,000 common units in DonJoy to CDP and certain members of management for $5.9 million. CDP purchased 52,495 common units for a total consideration of $5.7 million and the members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, substantially all of which was financed by loans from DonJoy, evidenced by full recourse promissory notes.

      In connection with the Orthotech Acquisition, gross proceeds of $8.3 million from the sale of common units were received through the issuance of 73,775 common units to CDP for gross proceeds of $8.0 million and the issuance of 2,115 common units to certain members of management for gross proceeds of $231,000 (of which $174,000 was paid for through the issuance of full recourse promissory notes by the management members). Gross proceeds of $3.6 million from the sale of 4,221 units of Redeemable Preferred Units were received from existing Redeemable Preferred Unit holders of which the net proceeds totaled $3.4 million (excluding preferred unit fees). Both of these transactions were exempt from registration under the Securities Act pursuant to Section 4(2) thereof, as transactions not involving any public offering.

Item 6. Selected Financial Data

      The selected financial data set forth below with respect to DonJoy’s consolidated financial statements has been derived from the audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere herein:

	Years Ended December 31,

	2000	1999	1998	1997	1996

	(dollars in thousands)
Statement of Income Data:

Net revenues	$147,469	$117,767	$104,292	$95,288	$85,334

Cost of goods sold (a)	60,178	51,744	46,466	39,393	36,916

Gross profit	87,291	66,023	57,826	55,895	48,418

Operating expenses (a):

Sales and marketing	42,536	30,251	28,282	25,062	21,769

General and administrative	19,761	16,755	16,484	15,802	12,941

Research and development	2,465	2,115	2,248	2,055	1,766

Merger and integration costs (b)	400	—	—	—	—

Restructuring costs (c)	—	—	2,467	—	—

Total operating expenses	65,162	49,121	49,481	42,919	36,476

Income from operations	22,129	16,902	8,345	12,976	11,942

Interest expense	(16,958)	(7,568)	—	(2,072)	(2,459)

Interest income	437	181	—	—	—

Discontinued acquisition costs	(449)	—	—	—	—

Income before income taxes	5,159	9,515	8,345	10,904	9,483

	Years Ended December 31,

	2000		1999		1998	1997	1996

	(dollars in thousands)

Provision for income taxes	—		2,387		3,394	4,367	3,828

Net income	$5,159		$7,128		$4,951	$6,537	$5,655

Less: Preferred stock dividends and accretion of Preferred unit fees	(5,415)		(2,343)		—	—	—

Net income (loss) available to members	$(256)		$4,785		—	—	—

Other Data:

EBITDA (d)	$28,894		$21,854		$15,665	$17,779	$16,584

Adjusted EBITDA (e)	29,162		25,082		21,957	22,090	19,187

Depreciation and amortization	6,365		4,952		4,853	4,803	4,642

Capital expenditures and acquired intangibles	7,722		4,706		4,149	2,273	1,848

Ratio of earnings to fixed charges (f)	1.29x		2.12x		8.84x	4.83x	3.94x

Cash flows provided by (used in)

Operating activities	$1,229		$16,065		$3,748	$11,076	$9,631

Investing activities	(57,015)		(4,776)		(4,049)	(2,322)	(1,860)

Financing activities	53,965		(6,171)		200	(8,401)	(7,932)

Balance Sheet Data (at end of period):

Cash	$4,106		$5,927		$809	$910	$557

Working capital	38,695		27,413		15,625	9,749	9,675

Total assets	155,672		89,416		77,056	71,288	70,787

Long-term obligations	157,222		112,805		—	—

Redeemable preferred units	41,660		32,539		—

Obligations to Smith & Nephew (including current portion)		—		—	45,227	45,027	53,428

Total equity (deficit)	(63,625)		(70,429)		12,832	7,881	1,344

(a)	Historical amounts include various charges and overhead allocations from Smith & Nephew. See note (e) below.

(b)	We recorded merger and integration costs in 2000 associated with the consolidation of the Orthotech operations into the Company’s existing facilities including merger and integration and information systems consulting.

(c)	We recorded restructuring costs in 1998 relating to the consolidation of our operations at our Vista, California facility. See Note 10 of Notes to DonJoy’s Audited Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Manufacturing Cost Reduction Initiatives”.

(d)	“EBITDA” is defined as income from operations plus restructuring costs, merger and integration costs and depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. Our definition of EBITDA differs from the definition of EBITDA under our credit agreement. Using our definition of EBITDA, we are still in compliance with all debt covenants under the credit agreement. Our definition of EBITDA may not be comparable to that of other companies.

(e)	“Adjusted EBITDA” represents EBITDA (as defined above) adjusted to eliminate:

(1)	charges for brand royalties paid by DonJoy to Smith & Nephew for use of the Smith & Nephew trademarks and trade names which amounts are no longer paid following the recapitalization;

(2)	foreign sales corporation commissions paid by DonJoy on sales to foreign sales corporations established by Smith & Nephew for tax planning purposes which amounts are no longer paid following the recapitalization;

(3)	Smith & Nephew overhead allocations for corporate managed accounts and new business expense and corporate management expense which were not incurred following consummation of the recapitalization (the “Eliminated Allocations”);

(4)	Smith & Nephew overhead allocations for research and development and for amounts charged by Smith & Nephew for services provided to us for finance (risk management, treasury, audit and taxes), human resources and payroll and legal services (collectively, the “Other Corporate Allocations”);

(5)	the incremental cost of the fair market value of acquired inventories associated with the Orthotech Acquisition;

and adjusted to include the estimated costs we expect to incur to replace the services previously provided by Smith & Nephew as part of the Other Corporate Allocations.

	Years Ended December 31

	2000	1999	1998	1997	1996

	(in thousands)
EBITDA(a) data:

Income from operations	$22,129	$16,902	$8,345	$12,976	$11,942

Restructuring costs	—	—	2,467	—	—

Merger & integration costs	400	—	—	—	—

Depreciation and amortization	6,365	4,952	4,853	4,803	4,642

EBITDA (as defined)	28,894	21,854	15,665	17,779	16,584

Brand royalties	—	1,817	3,249	1,605	1,274

Foreign sales corporation commissions	—	—	439	661	492

Eliminated Allocations	—	979	1,726	1,652	836

Other Corporate Allocations	—	832	1,678	1,193	801

Step-up in inventory	268	—	—

Estimated costs to replace Smith & Nephew Services	—	(400)	(800)	(800)	(800)

Adjusted EBITDA	$29,162	$25,082	$21,957	$22,090	$19,187

Adjusted EBITDA does not reflect adjustments for Smith & Nephew allocations for bonus, pension and insurance or payroll taxes and benefits or charges for direct legal expenses incurred by Smith & Nephew on our behalf, which costs and expenses we believe we would have incurred in approximately the same amounts on a stand-alone basis, and are of a nature we have continued to incur following the recapitalization. Accordingly, no adjustments for these items have been made. For a more complete description of the corporate charges and allocations, the services performed by Smith & Nephew after the recapitalization and our ability to replace such services, see Note 9 of Notes to DonJoy’s Audited Consolidated Financial Statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Smith & Nephew Allocations and Sales” and “Certain Relationships and Related Transactions — Other Agreements between DonJoy and Smith & Nephew — Transition Services Agreement.”

(f)	Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) an allocation of one-third of the rental expense from operating leases which management considers to be a reasonable approximation of the interest factor of rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Donjoy is a guarantor of the notes and of the credit facility and has no material assets or operations other than its ownership of all dj Ortho’s equity interests. As a result, the discussion below of the historical consolidated financial position and results of operations of DonJoy is substantially the same as dj Ortho’s. No financial information of DJ Capital, the co-issuer of the notes, is included herein because management believes such information would not be material given DJ Capital’s lack of assets and liabilities.

      On June 30 1999, the Company consummated a $215.3 million recapitalization. In connection with the recapitalization transactions, DonJoy established dj Ortho and DJ Capital. DonJoy sold all of its net assets to dj Ortho for cash which was funded with the net proceeds of $100.0 million principal amount of 12 5/8% Notes issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. In addition, new investors, including certain members of management, invested new capital of $96.4 million in equity in DonJoy. The proceeds of the equity investment together with debt financings were used as follows: (i) approximately $199.1 million as consideration paid to redeem a portion of members’ equity from the Company’s former parent, and (ii) approximately $8.8 million to pay costs and fees in connection with the recapitalization. As part of the recapitalization agreement, immediately prior to the recapitalization, the Company’s former parent made a capital contribution in an amount equal to our then existing cash balance and canceled our liabilities to it (which included current and deferred income taxes due to former parent) and a then existing restructuring reserve which resulted in an additional capital contribution in those amounts. All such amounts were treated as a capital contribution by the former parent to members’ equity.

      In accordance with a unit purchase agreement dated as of June 28, 2000, the former parent sold its remaining interest of 54,000 common units in DonJoy to CDP and certain members of management for $5.9 million. CDP purchased 52,495 common units for a total consideration of $5.7 million and the members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, which they financed by cash and promissory notes issued to DonJoy.

      On July 7, 2000, the Company completed the purchase of certain assets and assumed certain liabilities of DePuy Orthotech related to DePuy Orthotech’s bracing and soft goods business, referred to as the Orthotech business. The Orthotech business developed, manufactured, and marketed an array of orthopedic products for the sports medicine market including braces, soft goods and specialty products which were similar to the products currently offered by the Company. The Orthotech business also had an inventory management and billing program that complemented the Company’s current OfficeCare program.

      The asset purchase agreement provided for the purchase of certain assets and the assumption of certain liabilities of DePuy Orthotech, comprising the Orthotech business, for a purchase price of $46.4 million in cash, exclusive of transaction fees and expenses. The Company purchased primarily inventory, equipment and certain intellectual property. The Company was not required to assume any liabilities existing prior to the closing date. The Orthotech acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values.

      The following discussion should be read in conjunction with DonJoy’s audited consolidated financial statements and the related notes thereto, and the other financial data included elsewhere in this report.

Overview

      Segments. The Company designs, manufactures and markets orthopedic recovery products and complementary products. The Company’s product lines include rigid knee braces, soft goods and a portfolio of specialty and other orthopedic products. The Company’s rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and OA braces, which provide relief of knee pain due to osteoarthritis. The Company’s soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for afflictions of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. The Company’s portfolio of specialty and other orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity walkers, upper extremity braces, cold therapy systems and pain management delivery systems. The rigid knee brace product lines and the soft goods product lines constitute reportable segments under generally accepted accounting principles. See Note 7 of Notes to DonJoy’s Audited Consolidated Financial Statements. Set forth below is revenue and gross profit information for the Company’s three product lines for the years ended December 31, 2000, 1999 and 1998. Gross profit information is presented before brand royalties charged by Smith & Nephew for use of Smith & Nephew trademarks and trade names for periods prior to the June 1999 recapitalization (which charges are no longer incurred by the Company following the recapitalization), certain other cost of goods sold, primarily manufacturing variances and royalty expenses, which have not been directly allocated to any of the product lines, and freight revenue. See Note 9 of Notes to DonJoy’s Audited Consolidated Financial Statements.

	Years Ended December 31,

	2000	1999	1998

	(in thousands)
Rigid knee braces:

Net revenues	$54,456	$49,406	$48,594

Gross profit	38,493	35,721	34,460

Gross profit margin	70.7%	72.3%	70.9%

Soft goods:

Net revenues	$52,031	$39,652	$34,233

Gross profit	25,761	19,276	16,637

Gross profit margin	49.5%	48.6%	48.6%

Specialty and other orthopedic products:

Net revenues	$36,570	$25,194	$17,958

Gross profit	22,115	12,516	8,978

Gross profit margin	60.5%	49.7%	50.0%

      The Company’s total gross profit margin before brand royalties, other cost of goods sold not allocable to specific product lines and freight revenue was 60.4%, 59.1%, 59.6%, for the years ended December 31, 2000, 1999 and 1998, respectively.

      The Company’s products are marketed globally under the DonJoy and ProCare brand names through several distribution channels. DonJoy brand product sales represented approximately 74% of total net revenues, excluding freight revenue, in 2000. Excluding freight revenue, the Company markets substantially all of its rigid knee braces, approximately 84% of its specialty and other orthopedic products and approximately 42% of its soft goods products under the DonJoy brand name. ProCare brand product sales represented approximately 26% of total net revenues, excluding freight revenue, in 2000. Excluding freight revenue, the Company markets approximately 58% of its soft goods products, approximately 16% of its specialty and other orthopedic products and a small percentage of its rigid knee braces under the ProCare brand name. Following the Orthotech Acquisition, the Company is proceeding to integrate the current Orthotech brand name into the DonJoy and ProCare brand names.

      Domestic sales. In the United States, DonJoy brand products are marketed to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers by 30 commissioned sales agents who employ approximately 198 sales representatives to sell DonJoy products (including additional sales representatives added as a result of the Orthotech Acquisition). After a product order is received by a sales representative, the Company ships and bills the product directly to the orthopedic professional and the Company pays a sales commission to the agent. The gross profit and gross profit margins on DonJoy products sold in the United States do not include the commissions paid to the agents on sales of such products, which commissions are reflected in sales and marketing expense in the DonJoy’s Audited Consolidated Financial Statements. Excluding freight revenue, domestic sales of DonJoy brand products represented approximately 58% and 61% of total net revenues in 2000 and 1999, respectively.

      ProCare products are sold in the United States to third party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell ProCare products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. Excluding freight revenue, domestic sales of ProCare products represented approximately 30% and 24% of total net revenues in 2000 and 1999, respectively. Domestically, Orthotech products were historically sold through DePuy Orthotech sales personnel.

      International sales. Excluding freight revenue, international sales, primarily in Europe, Canada, and Japan, accounted for approximately 12%, 16%, and 18% of the Company’s net revenues, in 2000, 1999 and 1998, respectively. Excluding freight revenue, total sales in Europe, Germany and Canada accounted for 72%, 32% and 10%, respectively, of the Company’s 2000 international net revenues, with no other country accounting for 10% or more of the Company’s 2000 international net revenues. Excluding freight revenue, sales in Japan accounted for approximately 9% of the Company’s international net revenues in 2000. The decrease in international net revenues as a percentage of total revenues in 2000 as compared to prior years is a direct result of the Orthotech business which historically consisted primarily of domestic sales. Historical Orthotech revenues were generated primarily from domestic sales. In addition, international sales were adversely impacted by foreign currency exchange fluctuations as the changes in the rate of exchange between the U.S. dollar and the Euro affected the cost of our products to our European customers.

      International sales are currently made through two distinct channels: independent third party distributors (such as in Germany) and Smith & Nephew sales organizations within certain major countries (such as Canada). Distributors in both of these channels buy and resell the Company’s products and have the ability to sell DonJoy and ProCare brand products within their designated countries. Excluding freight revenue, DonJoy brand products constituted approximately 82% of 2000 international net revenues as compared to 84% in 1999 and 81% in 1998. A significant amount of 2000 sales were transferred from Smith & Nephew sales organizations to independent distributors. International sales made through Smith & Nephew sales organizations were 20%, 40% and 55% of the Company’s international sales, exclusive of freight revenue, in 2000, 1999 and 1998, respectively. The Company believes future opportunities for sales growth within international markets are significant. The Company expects to increase international sales by reorganizing and expanding its international distribution network and implementing the marketing and distribution strategies which it has successfully utilized in the United States and certain international territories, most notably Germany. In particular, the Company has replaced 17 Smith & Nephew sales organizations with independent distributors who will focus on building strong relationships with the Company’s targeted customers and will be responsible for achieving specified sales targets.

      The Company’s international sales are made in United States dollars. Accordingly, the Company’s results of operations are not directly impacted by foreign currency exchange fluctuations. However, as was the case in 2000, the volume and product mix of international sales may be impacted by foreign currency exchange fluctuations as changes in the rate of exchange between the U.S. dollar and the foreign currency will affect the cost of our products to our customers and thus may impact the overall level of customer purchases or result in the customer purchasing less expensive products.

      Third party reimbursement; health care reform; managed care. While national health care reform and the advent of managed care has impacted the orthopedic recovery products industry, its impact has not been as dramatic as experienced by other sectors of the health care market, such as long term care, physician practice management and managed care (capitation) programs. In recent years, efforts to control medical costs within the U.S. orthopedic recovery products industry have been directed towards scrutiny of medical device reimbursement codes, whereby devices are classified to determine the dollar amount eligible for reimbursement, and their applicability toward certain orthopedic procedures. Reimbursement codes covering certain of the Company’s products have been lowered or narrowed, thereby reducing the breadth of products for which reimbursement can be sought. The Company expects that a reduction in the total dollar value eligible for reimbursement will occur in the future as the reform process continues.

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

      In response to the historic and forecasted reductions of reimbursement rates and the impact of demand matching (where patients are evaluated as to age, need for mobility and other parameters and are then matched with an orthopedic recovery product that is cost effective in light of such evaluation), the Company and many of its competitors are introducing new product offerings at lower prices. This is particularly evident within the U.S. rigid knee bracing segment of the orthopedic recovery products industry where the Company and many of its competitors are offering lower priced, off-the-shelf products. The minimal sales growth in the Company’s rigid knee bracing product lines over the past few years has in part resulted from these price pressures. The increase in 2000 in revenues from the Company’s rigid knee bracing product line is due to the Orthotech Acquisition. Excluding sales of Orthotech products, revenue growth within the rigid knee-bracing segment was minimal.

      The Company believes that it will not be materially adversely affected by U.S. or international health care reform. The Company currently does not have any capitated health care service arrangements. The Company believes that to the extent it responds to price pressures through lower prices for its products, it will be able to substantially offset the effect of this price erosion through reductions in its manufacturing and other costs. In addition, because of the quality, functionality and reputation of its products, its marketing and sales programs which emphasize strong relationships with customers and the service it provides to its customers, the Company believes it will be able to compete even if reimbursement rates are materially altered. For example, revenues from the IceMan from 1997 to 2000 increased despite elimination of its eligibility for reimbursement.

      A further result of managed care and the related pressure on costs has been the advent of buying groups in the United States which enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. The Company has entered into national contracts with selected buying groups and expects to enter into additional national contracts in the future. The Company believes that the high level of product sales to such groups, to the extent such groups are able to command a high level of compliance by their members with the preferred supplier arrangements, and the opportunity for increased market share can offset the financial impact of the price discounting under such contracts. Accordingly, although there can be no assurance, the Company believes that such price discounting will not have a material adverse effect on the Company’s operating results in the future. See “Risk Factors — Responses by Health Care Providers to Price Pressures; Formation of Buying Groups” and “Business — Sales, Distribution and Marketing — United States.”

      OfficeCare program. In 1996, in response to the needs of its customers, the Company launched OfficeCare, an inventory management and insurance billing program for its U.S. orthopedic physician customers. Under the OfficeCare program, the Company provides the orthopedic physician with an inventory of orthopedic products for immediate disbursement to the physician’s patients. The Company then directly seeks reimbursement from the patient’s insurance company, other third party payor or from the patient where self-pay is applicable.

      Since its inception, the OfficeCare program has been promoted specifically to provide the Company’s orthopedic physician customers with a full complement of soft goods and certain specialty products (including products of competitors) for immediate patient use. The OfficeCare program is intended to introduce new orthopedic physicians to the Company’s product lines without financial risk to the potential customer.

      The OfficeCare program represented approximately 13% and 7% of the Company’s net revenues, excluding freight revenue, for 2000 and 1999, respectively, with sales of soft goods and specialty and other orthopedic products representing the majority of such sales. The OfficeCare program involves the Company’s lower priced soft goods products, but is designed to also strengthen the Company’s relationship with the customer, thereby also increasing sales of the higher end products. The OfficeCare program has historically experienced a strong growth rate, with an increase of sales, of 113% in 2000 over 1999 and 63% in 1999 over 1998. As a result of the growth of the program, the Company’s working capital needs have significantly increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, OfficeCare has expanded the Company’s involvement in the third party reimbursement process, or in certain cases directly with the patient. The collection period for these receivables as compared to other segments of the Company’s business is significantly longer and has also resulted in a need to increase the Company’s bad debt allowance requirements. The increase in OfficeCare bad debt allowance is the primary reason for the increase in the Company’s allowance for doubtful accounts at December 31, 2000.

      The Orthotech business acquired by the Company also had an inventory management and billing program that was integrated with and complements the Company’s existing OfficeCare Program. The Company believes that, as the result of the acquisition of Orthotech, the percentage of its net revenues represented by the OfficeCare program will increase in future periods.

      Smith & Nephew allocations and sales. Prior to December 29, 1998, the Company’s business was operated as the Bracing & Support Systems Division (the “Division”) of Smith & Nephew. Effective December 29, 1998, Smith & Nephew contributed the Division’s net assets and shares of a Mexican subsidiary to DonJoy, then a newly formed Delaware limited liability company, the sole member of which was Smith & Nephew. Accordingly, the contribution has been accounted for on a predecessor basis for financial reporting purposes.

      As a result of the Company formerly being a division of Smith & Nephew, the Company’s historical results of operations prior to the June 1999 recapitalization reflect certain direct charges from Smith & Nephew as well as certain allocations of Smith & Nephew’s overhead and other expenses. These amounts were charged or allocated to the Company on the basis of direct usage where identifiable, with the remainder allocated to the Company on the basis of its annual sales or the capital employed by Smith &Nephew in the Company’s business. See Note 9 of Notes to DonJoy’s Audited Consolidated Financial Statements.

      The following is a summary of such charges and allocations and their applicability to the Company on a stand-alone basis following the recapitalization:

(1)	Charges for brand royalties historically included in the Company’s cost of goods sold resulting from the use by the Company of the Smith & Nephew trademarks and trade name. These charges were $1.8 million and $3.2 million in 1999 and 1998, respectively. As a result of the recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, these charges are no longer incurred by the Company.

(2)	Foreign sales corporation commissions historically included in the Company’s general and administrative expense paid by the Company on sales to foreign sales corporations established by Smith & Nephew. The use of sales corporations was a tax planning strategy for Smith & Nephew. These charges were $0.4 million in 1998. As of January 1999, the Company no longer incurred these charges.

(3)	Smith & Nephew allocations for a portion of its corporate managed accounts and new business expense and corporate management expense historically included in the Company’s general and administrative expense. These allocations (“Eliminated Allocations”) were $1.0 million and $1.7 million in 1999 and 1998, respectively. These allocations were for a portion of Smith & Nephew’s overhead expenses that the Company has not incurred or replaced following the recapitalization.

(4)	Smith & Nephew allocations for research and development and for finance (risk management, treasury, audit and taxes), human resources and payroll, and legal services historically provided by Smith & Nephew to the Company which were included in the Company’s general and administrative expense. These allocations (referred to in this annual report collectively as the “Other Corporate Allocations”) were $0.8 million and$1.7 million in 1999 and 1998, respectively. These allocations were for a portion of Smith & Nephew’s overhead expenses. The Company on a stand-alone basis replaced these services provided by Smith & Nephew following the recapitalization on June 30, 1999, and has incurred additional expenses associated with external auditing and periodic filings with the Securities and Exchange Commission. The Company estimates that the aggregate annual cost of replacing these services and such additional expenses was approximately $0.8 million following the recapitalization.

(5)	Other allocations relating to bonuses, pension and insurance historically included in the Company’s cost of goods sold, sales and marketing expense and general and administrative expense, and charges for payroll taxes and benefits and direct legal expenses incurred by Smith & Nephew on the Company’s behalf included in the Company’s general and administrative expense. These costs and expenses are of a nature the Company continues to incur on a stand-alone basis following the recapitalization.

      Under a transition services agreement entered into in connection with the recapitalization, Smith & Nephew continued to provide certain of the administrative services referred to in paragraph (4) above as required by the Company through November 30, 2000. The Company has replaced the services provided by Smith & Nephew with internal staff, including the addition of new employees and through arrangements with third party providers. As noted above, the Company estimates that the services described in paragraph (4) above (which will be reflected as general and administrative expense following the recapitalization) have cost the Company approximately $0.8 million following the recapitalization.

      For the years ended December 31, 2000, 1999 and 1998, the Company’s sales to Smith & Nephew and its affiliates (including Smith & Nephew’s sales organizations) were $4.6 million, $8.3 million, and $10.7 million, respectively, or 2%, 7%, and 11%, respectively, of total sales, excluding freight revenue, for these periods. International sales made through Smith & Nephew sales organizations were 20%, 40%, and 55% of international sales, excluding freight revenue, in 2000, 1999 and 1998, respectively. In connection with the recapitalization, Smith & Nephew and its sales organizations which distribute the Company’s products internationally entered into agreements with the Company regarding the purchase of Company products following consummation of the recapitalization. However, neither Smith & Nephew nor such sales organizations have any obligation to purchase any specific or minimum quantity of products pursuant to such agreements. See “Certain Relationships and Related Transactions — Other Agreements between DonJoy and Smith & Nephew — Supply Agreement” and “— Distribution Agreement”.

      Manufacturing Cost Reduction Initiatives. Over the past several years, the Company has undertaken initiatives designed to lower its overall manufacturing cost structure. In order to take advantage of the lower labor costs in Mexico, in 1993 the Company began manufacturing certain of its labor intensive products, principally soft goods products, subassemblies and pads used in rigid knee braces and covers, in two facilities in Tijuana, Mexico. In 1998 the Company completed the consolidation of its domestic operations into one location in Vista, California. As a result, the Company incurred $2.5 million of restructuring costs in 1998, substantially all of which related to lease termination costs on the vacated facility. Pursuant to the recapitalization agreement, the remainder of the restructuring reserve, which amounted to $0.9 million at June 29, 1999 and consisted of the remaining lease obligations on the vacated facility, was assumed by Smith & Nephew. In addition, in 1998 general and administrative expense included $0.2 million of costs related to moving costs resulting from the consolidation of the facilities. Operating results for the first three quarters of 1998 were adversely affected by the consolidation due to disruption caused as the Company totally integrated manufacturing operations of the DonJoy and ProCare brands which were previously separate and distinct, but returned to prior levels in the fourth quarter of 1998 and sustained these levels through the remainder of 1999 and 2000.

      In 2000, the Company completed the consolidation of the Orthotech operations into its Vista, California location. Operating results for the last two quarters of 2000 were adversely affected by the consolidation due to disruption caused as the Company integrated manufacturing operations of the DePuy Orthotech brands which were previously separate and distinct.

      The Company has identified additional opportunities to reduce manufacturing costs and improve operating efficiencies. The Company will move as appropriate greater portions of its labor intensive operations to its facilities in Mexico to generate further labor cost savings for its more labor intensive products and utilize the resulting additional capacity in its U.S. facilities to manufacture its more technologically advanced products. By upgrading its computer systems to achieve more efficient production, the Company expects to achieve material and labor cost reductions as well as economies of scale across its manufacturing operation. In addition, the Company intends to further automate its manufacturing operations through the use of more technologically advanced fabrication and equipment systems. The Company will continue to rationalize raw materials used in the production of its existing products, thereby enabling the Company to leverage its purchasing power. Finally, in order to achieve further cost savings, the Company intends to further reduce its number of stock keeping units (SKUs) without impacting service or breadth of the Company’s product range.

      Basis of presentation; taxes. The Company’s former parent files a consolidated federal income tax return which includes all of its eligible subsidiaries and divisions, which prior to the recapitalization included the Company. The provision for income taxes has been presented assuming the Company filed a separate federal income tax return. The recapitalization had no impact on the historical basis of the Company’s assets and liabilities as reflected in DonJoy’s consolidated financial statements except for the elimination of the remaining restructuring reserve and the intercompany accounts. However, as a result of the recapitalization, for federal income tax purposes, the Company has recorded an increase in the tax basis of its fixed and intangible assets in an amount approximately equal to the taxable gain recognized by Smith & Nephew on the sale of its interest in DonJoy. As a result, after the recapitalization, for tax purposes the Company is able to depreciate assets with a higher tax basis than for financial reporting purposes. The increase in tax basis as of December 31, 1999 was as follows (in thousands):

Inventory	$3,670

Property, plant & equipment	4,145

Goodwill	130,543

$138,358

      The Orthotech Acquisition also resulted in an increase in the tax basis due to the fixed and intangible assets acquired. The increase in tax basis due to the Orthotech Acquisition is equal to the amounts recorded by the Company under purchase accounting (see Note 2 to Notes to DonJoy’s Audited Consolidated Financial Statements).

      Prior to the recapitalization, the Company’s results of operations were included in the consolidated federal income tax returns which Smith & Nephew filed in the United States and the historical financial statements reflect a provision for income taxes assuming that DonJoy had filed a separate federal income tax return. As limited liability companies, DonJoy and dj Ortho are not subject to income taxes following the recapitalization. Instead, DonJoy’s earnings following the recapitalization will be allocated to its members and included in the taxable income of its members. The indenture and the credit facility permit the Company to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including dj Ortho.

Results of Operations

      The Company operates its business on a manufacturing calendar, with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on.

      In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force (“EITF”) Issue 00-10 “Accounting for Shipping and Handling Fees and Costs.” As a result, the Company has reclassed $4.4 million, $3.5 million and $3.5 million for December 31, 2000, 1999 and 1998, respectively, of freight revenue from sales and marketing expenses into net revenues. The Company continues to include freight expenses in sales and marketing expense.

      The following table sets forth the Company’s operating results as a percentage of net revenues:

	Years Ended December 31,

	2000	1999	1998

Net revenues:

Rigid knee bracing	36.9%	41.9%	46.6%

Soft goods	35.3	33.7	32.8

Specialty and other orthopedic products	24.8	21.4	17.2

Revenues from product lines	97.0	97.0	96.6

Freight revenue	3.0	3.0	3.4

Total consolidated net revenues	100.0	100.0	100.0

Cost of goods sold	40.8	43.9	44.5

Gross profit	59.2	56.1	55.5

Sales and marketing	28.8	25.7	27.1

General and administrative	13.4	14.2	15.8

Research and development	1.7	1.8	2.2

Merger and integration costs	0.3	—	—

Restructuring costs	—	—	2.4

Income from operations	15.0	14.4	8.0

Interest expense	(11.5)	(6.4)	—

Interest income	0.3	0.1	—

Discontinued acquisition costs	(0.3)	—	—

Income before income taxes	3.5	8.1	8.0

Provision for income taxes	—	(2.0)	(3.3)

Net income	3.5%	6.1%	4.7%

      The following table summarizes certain of the Company’s operating results by quarter for 2000 and 1999:

	Year Ended December 31, 2000

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands)
Net revenues	$32,569	$30,934	$40,965	$43,001	$147,469

Gross profit	19,685	18,613	23,120	25,873	87,291

Income from operations	5,809	5,386	4,583	6,351	22,129

Number of operating days	65	63	63	61	252

	Year Ended December 31, 1999

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands)
Net revenues	$29,312	$26,683	$31,120	$30,652	$117,767

Gross profit	15,799	14,647	18,114	17,463	66,023

Income from operations	3,080	2,739	5,637	5,446	16,902

Number of operating days	64	61	66	60	251

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net Revenues. Net revenues increased $29.7 million, or 25.2%, to $147.5 million in 2000 from $117.8 million in 1999. Net revenues, excluding freight revenue, for the rigid knee-bracing segment increased $5.1 million over the prior year due to growth in the domestic sales for the OA and post-operative product lines including the introduction of the OAdjuster™ brace in March 2000. Soft goods sales, excluding freight revenue, increased by $12.4 million over the prior year due primarily to the Orthotech Acquisition and increased sales volumes of wrist splints, ankle braces, knee braces and other general soft good supports. The increases also reflected the growth in the OfficeCare program. Specialty and other orthopedic product sales, excluding freight revenue, increased by $11.4 million over the prior year due primarily to the PainBuster™ Pain Management system, cold therapy units, shoulder bracing and to increased sales of lower extremity walkers, as well as the growth in the OfficeCare program.

      Gross Profit. Gross profit increased $21.3 million, or 32.2%, to $87.3 million in 2000 from $66.0 million in 1999 primarily as a result of the Orthotech Acquisition. Gross profit margin, exclusive of brand royalties and other cost of goods sold not allocable to specific product lines and freight revenue increased to 60.4% in 2000 from 59.1% in 1999 as a result of increased walker sales combined with the implementation of efficient manufacturing techniques in the United States and Mexico. Gross profit, excluding freight revenue, for the rigid knee bracing segment increased $2.8 million, with gross profit margin decreasing to 70.7% from 72.3%. The margin decrease reflects the change in product mix. Gross profit, excluding freight revenue, for the soft goods segment increased $6.5 million as a result of increased sales volume, with gross profit increasing to 49.5% from 48.6% in 1999. The increase in gross profit margin is a result of the change in product mix, primarily related to sales of the Orthotech products and the success of the group purchase organization contracts. Gross profit, excluding freight revenue, for the specialty and other orthopedic products segment increased $9.6 million, with gross profit margin increasing to 60.5% from 49.7%. The increase in gross profit margin reflects lower costs associated with the production of walkers, which resulted from the production of these walkers moving to the Company’s facilities in Mexico in the first quarter of 2000 to take advantage of labor cost savings. As a result of the consummation of the recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, charges for brand royalties are no longer incurred by the Company. Other cost of goods sold not allocable to specific product lines increased $0.3 million from 1999 primarily due to the step-up in inventory acquired in the Orthotech Acquisition to fair market value, and various facility costs incurred as part of the Orthotech Acquisition.

      Sales and Marketing Expenses. Sales and marketing expenses increased $12.3 million, or 40.6%, to $42.5 million in 2000 from $30.2 million in 1999. The increase primarily reflected an increase in commissions associated with higher sales of DonJoy products in the United States and increased costs associated with the OfficeCare program. In addition, as a result of the Orthotech Acquisition the Company incurred higher than anticipated freight expenses along with amortization expense related to the acquired intangibles.

      General and Administrative Expenses. General and administrative expenses increased $3.0 million, or 17.9%, to $19.8 million in 2000 from $16.8 million in 1999. In 2000, the Company completed the consolidation of the Orthotech operations into it’s Vista, California location. As a result, the Company incurred $0.5 million in consolidation costs consisting primarily of consulting, information systems, travel and moving expenses. The increase was also due to increases in salaries and benefits, an increase in consulting expenses related to the implementation of a new Enterprise Resource Planning (“ERP”) System and human resources support combined with an increase in amortization associated with the intangible assets acquired as part of the Orthotech Acquisition.

      Research and Development Expenses. Research and development expenses increased $0.4 million, or 16.5%, to $2.5 million in 2000 from $2.1 million in 1999. The increase was primarily due to investment in clinical trials associated with new product development, licensed products, as well as continued studies in core product efficacy.

      Merger and Integration Costs. The Company incurred $0.4 million in one-time, non-recurring merger and integration costs associated with the consolidation of the Orthotech operations into the Company’s existing facilities including merger and integration and information systems consulting. Other integration costs are included in the operating expenses above.

      Interest Expense. Interest expense increased $9.4 million, or 124.1% to $17.0 million in 2000 from $7.6 million in 1999. The recapitalization occurred in June 1999 and thus 1999 includes only six months of interest expense on the $100.0 million principal amount of Senior Subordinated Notes and the $15.5 million term loan borrowed under the credit agreement to partially finance the recapitalization. Additionally, 2000 includes additional interest expense on the $24.0 million term loan and the $12.6 million borrowing under the revolving credit facility, both of which were incurred to partially finance the Orthotech Acquisition.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Net Revenues. Net revenues increased $13.5 million, or 12.9%, to $117.8 million in 1999 from $104.3 million in 1998. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $0.8 million over the prior year due to increased sales of ligament braces, including the introduction of the 4TITUDE brace and post-operative braces. Soft goods sales, excluding freight revenue, increased by $5.4 million over the prior year due primarily to increased sales volumes of neoprene bracing products, wrist splints, ankle braces and other soft good supports, including the introduction of the On-Track system. These increases primarily reflect the effect of national contracts entered into in the second half of 1998 as well as the growth of the OfficeCare program. Specialty and other orthopedic products sales, excluding freight revenue, increased by $7.2 million over the prior year due primarily to the recently introduced PainBuster™ Pain Management Systems, cold therapy units and to increased sales of lower extremity walkers as well as growth of the OfficeCare program.

      Gross Profit. Gross profit increased $8.2 million, or 14.2%, to $66.0 million in 1999 from $57.8 million in 1998. Gross profit margin, exclusive of brand royalties and other cost of goods sold not allocable to specific product lines and freight revenue, decreased to 59.1% in 1999 from 59.6% in 1998. Gross profit, excluding freight revenue, for the rigid knee bracing segment increased $1.3 million, with gross profit margin increasing to 72.3% from 70.9%. These increases reflected the improved product mix. Gross profit, excluding freight revenue, for the soft goods segment increased $2.6 million as a result of increased sales volume, with gross profit margin remaining constant at 48.6% from 1998 to 1999. Gross profit, excluding freight revenue, for the specialty and other orthopedic products segment increased $3.5 million, with gross profit margin decreasing to 49.7% from 50.0%, reflecting increased sales of lower margin products. As a result of the consummation of the recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, charges for brand royalties are no longer incurred by the Company. Other cost of goods sold not allocable to specific product lines increased to $3.2 million in 1999 from $2.5 million in 1998. This increase is primarily due to costs associated with support of the SKU reduction plan, the OfficeCare program and the amortization of the PainBuster™ Pain Management System distribution rights.

      Sales and Marketing Expenses. Sales and marketing expenses increased $2.0 million, or 7.0%, to $30.3 million in 1999 from $28.3 million in 1998. The increase primarily reflected an increase in commissions associated with higher sales of DonJoy products in the United States and increased costs associated with the OfficeCare program.

      General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 1.6%, to $16.8 million in 1999 from $16.5 million in 1998. The increase was primarily due to an increase in salaries and benefits offset by a reduction in corporate allocations from Smith & Nephew of $1.9 million. General and administrative expenses declined as a percentage of net revenues to 14.2% from 15.8% primarily due to the reduction in Smith & Nephew allocations.

      Research and Development Expenses. Research and development expenses were approximately equal over the two periods. Significant resources within the department were re-deployed to focus primarily on the development of the DonJoy Vista™ System as well as the development and release of the new 4TITUDE brace in 1999.

      Restructuring Costs. In March 1998, dj Ortho combined its two operating facilities into one location in Vista, California and accrued $2.5 million in costs resulting from the restructuring which had no future economic benefit. These costs related primarily to remaining lease obligations on the vacated facility, net of projected sublease income, and severance costs associated with the termination of twelve employees.

      Interest Expense. Interest expense in 1999 was $7.6 million. The recapitalization occurred in June 1999 and thus 1999 includes only six months of interest expense on the $100.0 million principal amount of Senior Subordinated Notes and the $15.5 million term loan borrowed under the credit agreement to partially finance the recapitalization.

Liquidity and Capital Resources

      The Company’s principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company’s long-term indebtedness at December 31, 2000 was $157.2 million.

      Net cash provided by operating activities was $1.2 million, $16.1 million, and $3.7 million in 2000, 1999, and 1998, respectively. The decrease of $14.9 million in 2000 primarily reflects the increased levels in accounts receivable and inventories during 2000 as compared to 1999, primarily as a result of the working capital needs associated with the Orthotech Acquisition (which did not include the purchase of the Orthotech historical accounts receivables).

      Cash flows used in investing activities were $57.0 million, $4.8 million, and $4.0 million for 2000, 1999, and 1998, respectively. Included in investing activities is the Company’s $49.0 million investment in Orthotech. Capital expenditures in 2000 primarily reflect an increase in construction in progress related to the capitalization of costs directly associated with the Company’s acquisition and implementation of an enterprise resource planning system and investments in manufacturing equipment.

      Cash flows provided by (used in) financing activities were $54.0 million, $(6.2) million, and $0.2 million in 2000, 1999, and 1998, respectively. The changes primarily reflect the $24.0 million term loan and $12.6 million of borrowings under the revolving credit facility during the third quarter of 2000 and the net proceeds from the issuance of common and preferred units in the third quarter of 2000, all related to the Orthotech Acquisition. The Company borrowed an additional $8.0 million at the end of the year as a result of the increase in working capital associated with the Orthotech Acquisition. Prior to the recapitalization, the Company participated in Smith & Nephew’s central cash management program, wherein all of the Company’s cash receipts were remitted to Smith & Nephew and all cash disbursements were funded by Smith & Nephew. Following the recapitalization, the Company no longer participates in Smith & Nephew’s cash management program.

      Interest payments on the Notes and on borrowings under the new credit facility have significantly increased the Company’s liquidity requirements. The credit facility provides for two term loans totaling $39.5 million. The first term loan, in the amount of $15.5 million, was borrowed in connection with the recapitalization and the second term loan, in the amount of $24.0 million, was borrowed to finance the Orthotech Acquisition. The Company also has available up to $25.0 million of revolving credit borrowings under the revolving credit facility, which are available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of December 31, 2000, the Company has borrowed $20.6 million under that facility, primarily due to the Orthotech Acquisition. Borrowings under the term loans and the revolving credit facility bear interest at variable rates plus an applicable margin.

      The following table sets forth the principal payments on the term loans for 2001 through their maturity in 2005:

Principal
Year	Payment

2001	$1,274

2002	1,274

2003	1,274

2004	17,202

2005	17,338

      In addition, the Company is required to make annual mandatory prepayments of the term loans under the credit facility in an amount equal to 50% of excess cash flow (as defined in the new credit facility) (75% if the Company’s leverage ratio exceeds a certain level). The Company had no excess cash flow at December 31, 2000 or December 31, 1999. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by DonJoy, dj Ortho or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by DonJoy, dj Ortho or any of its subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required at December 31, 2000 or December 31, 1999.

      The credit facility and the indenture impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the credit facility requires the Company to maintain certain financial ratios. At December 31, 2000, the Company was in compliance with all of these covenants. Indebtedness under the credit facility is secured by substantially all of the assets of the Company, including the Company’s real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

      The Company incurred fees and costs of $8.8 million in connection with the recapitalization. Approximately $7.4 million, principally relating to financing fees and expenses, has been capitalized and will be amortized over the terms of the related debt instruments.

      As part of its strategy, the Company intends to pursue acquisitions, such as the Orthotech Acquisition, investments and strategic alliances. The Company may require new sources of financing to consummate any such transactions, including additional debt or equity financing. There can be no assurance that such additional sources of financing will be available on acceptable terms if at all.

      The Company’s ability to satisfy its debt obligations and to pay principal and interest on its indebtedness, including the notes, fund working capital requirements and make anticipated capital expenditures will depend on its future performance, which is subject to general economic, financial and other factors, some of which are beyond its control. Management believes that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including the availability of borrowings under the new revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on the Company’s indebtedness, including the notes, to fund anticipated capital expenditures and for working capital requirements. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the notes, or to fund its other liquidity needs.

Seasonality

      The Company generally records its highest net revenues in the first and fourth quarters due to the greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. Conversely, the Company generally has lower net revenues during its second and third quarters as a result of decreased sports activity and fewer orthopedic surgeries. The Company’s results of operations would be adversely and disproportionately affected if the Company’s sales were substantially lower than those normally expected during its first and fourth quarters. Increases in the Company’s net revenues beginning in the third quarter of 2000 reflect the Orthotech Acquisition.

Year 2000

      The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems would properly and accurately process information when the year changed to 2000. As of the date of this report, the Company had not yet experienced any material problems related to the year 2000. The Company has not become aware of any significant year 2000 issues affecting the Company’s major customers or suppliers. The Company also has not received any material complaints regarding any year 2000 issues related to its products. Year 2000 related costs through December 31, 2000 were approximately $360,000 and have been expensed as incurred. These costs included labor expended in contacting customers and suppliers, testing systems and software, and software upgrades for year 2000.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on dj Ortho’s balance sheet at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” which defers the adoption requirement to the first quarter of 2001. The impact on the Company’s financial statements is not expected to be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to certain market risks as part of its ongoing business operations. Primary exposure includes changes in interest rates. The Company is exposed to interest rate risk in connection with the term loans which bear interest at floating rates based on London Inter-Bank Offered Rate (“LIBOR”) or the prime rate plus an applicable borrowing margin. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of December 31, 2000, the Company had $98.3 million principal amount of fixed rate debt represented by the notes and $59.0 million of variable rate debt represented by borrowings under the credit facility (at interest rates ranging from 8.875% to 9.813% at December 31, 2000). Based on the Company’s current balance outstanding under the credit facility, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $0.6 million on an annual basis. At December 31, 2000, up to $4.4 million of variable rate borrowings was available under the revolving credit facility. The Company may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, the Company, as a matter of policy, does not enter into derivative or other financial investments for trading or speculative purposes. All of the Company’s sales are denominated in U.S. dollars, thus the Company is not subject to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

      The following documents are filed as part of this report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Managers
DonJoy, L.L.C.

      We have audited the accompanying consolidated balance sheets of DonJoy, L.L.C. as of December 31, 2000 and 1999, and the related consolidated statements of income, members’ equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). DonJoy’s Audited Consolidated Financial Statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DonJoy, L.L.C. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG, LLP

San Diego, California
February 16, 2001

DONJOY, L.L.C.
CONSOLIDATED BALANCE SHEETS

(in thousands, except unit information)

	December 31,	December 31,
	2000	1999

Assets

Current assets:

Cash and cash equivalents	$4,106	$5,927

Accounts receivable, net of allowance for doubtful accounts of $4,278 and $989 at December 31, 2000 and 1999, respectively	34,498	21,406

Inventories, net	18,510	13,664

Other current assets	3,270	917

Total current assets	60,384	41,914

Property, plant and equipment, net	12,785	7,297

Intangible assets, net	75,419	33,195

Debt issuance costs, net	6,549	6,875

Other assets	535	135

Total assets	$155,672	$89,416

Liabilities and members’ deficit

Current liabilities:

Accounts payable	$8,982	$6,411

Accrued compensation	2,937	2,443

Accrued commissions	1,444	954

Long-term debt, current portion	1,274	500

Accrued interest	686	526

Other accrued liabilities	6,366	3,667

Total current liabilities	21,689	14,501

12 5/8% Senior Subordinated Notes	98,260	98,055

Long-term debt, less current portion	57,688	14,750

Redeemable Preferred Units; 100,000 units authorized, 44,405 and 40,184 units issued and outstanding at December 31, 2000 and 1999, respectively; liquidation preference $43,688 and $35,368 at December 31, 2000 and

1999, respectively	41,660	32,539

Commitments and contingencies (Note 11)

Members’ deficit:

Common units; 2,900,000 units authorized 793,890 and 718,000 units issued and outstanding at December 31, 2000 and 1999, respectively	74,754	66,521

Notes receivable from officers	(1,772)	(1,400)

Retained deficit	(136,607)	(135,550)

Total members’ deficit	(63,625)	(70,429)

Total liabilities and members’ deficit	$155,672	$89,416

See accompanying notes.

DONJOY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Years Ended December 31,

	2000	1999	1998

Net revenues	$147,469	$117,767	$104,292

Cost of goods sold	60,178	51,744	46,466

Gross profit	87,291	66,023	57,826

Operating expenses:

Sales and marketing	42,536	30,251	28,282

General and administrative	19,761	16,755	16,484

Research and development	2,465	2,115	2,248

Merger and integration costs	400	—	—

Restructuring costs	—	—	2,467

Total operating expenses	65,162	49,121	49,481

Income from operations	22,129	16,902	8,345

Interest expense	(16,958)	(7,568)	—

Interest income	437	181	—

Discontinued acquisition costs	(449)	—	—

Income before income taxes	5,159	9,515	8,345

Provision for income taxes	—	2,387	3,394

Net income and comprehensive net income	5,159	7,128	4,951

Less: Preferred unit dividends and accretion of preferred unit fees	(5,415)	(2,343)	N/A

Net income (loss) available to members	$(256)	$4,785	N/A

See accompanying notes.

DONJOY, L.L.C.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

(in thousands, except unit information)

			Notes
	Common Units		Receivable
	Units	Amount	from Officers

Balance at December 31, 1997	—	$—	$—

Net income	—	—	—

Balance at December 31, 1998	—	—	—

Capital contribution by Smith & Nephew, Inc. in connection with the Recapitalization	2,054,000	64,117	—

Issuance of common units at $100 per unit, net of transaction fees of $1,563	645,500	62,987	—

Purchase of common units from Smith & Nephew, Inc.	(2,000,000)	(62,433)	—

Issuance of common units at $100 per unit, in exchange for cash and notes receivable	18,500	1,850	(1,400)

Preferred unit dividends and accretion of preferred unit fees	—	—	—

Net income (excluding $196 allocated to preferred unit holders)	—	—	—

Balance at December 31, 1999	718,000	66,521	(1,400)

Issuance of common units at $109 per unit, in exchange for cash and notes receivable	75,890	8,272	(174)

Note receivable issued to Management for purchase of common units	—	—	(124)

Transfer of interest receivable to note receivable	—	—	(74)

Transaction fees in connection with the Recapitalization	—	(39)	—

Stock options granted for services	—	—	—

Tax distributions to preferred unit holders	—	—	—

Preferred unit dividends and accretion of preferred unit fees	—	—	—

Net income (excluding $274 allocated to preferred unit holders)	—	—	—

Balance at December 31, 2000	793,890	$74,754	$(1,772)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Retained	Total Members'
	Earnings (Deficit)	Equity (Deficit)

Balance at December 31, 1997	$7,881	$7,881

Net income	4,951	4,951

Balance at December 31, 1998	12,832	12,832

Capital contribution by Smith & Nephew, Inc. in connection with the Recapitalization	(16,264)	47,853

Issuance of common units at $100 per unit, net of transaction fees of $1,563	—	62,987

Purchase of common units from Smith & Nephew, Inc.	(136,707)	(199,140)

Issuance of common units at $100 per unit, in exchange for cash and notes receivable	—	450

Preferred unit dividends and accretion of preferred unit fees	(2,343)	(2,343)

Net income (excluding $196 allocated to preferred unit holders)	6,932	6,932

Balance at December 31, 1999	(135,550)	(70,429)

Issuance of common units at $109 per unit, in exchange for cash and notes receivable	—	8,098

Note receivable issued to Management for purchase of common units	—	(124)

Transfer of interest receivable to note receivable	—	(74)

Transaction fees in connection with the Recapitalization	—	(39)

Stock options granted for services	36	36

Tax distributions to preferred unit holders	(563)	(563)

Preferred unit dividends and accretion of preferred unit fees	(5,415)	(5,415)

Net income (excluding $274 allocated to preferred unit holders)	4,885	4,885

Balance at December 31, 2000	$(136,607)	$(63,625)

See accompanying notes.

DONJOY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	2000	1999	1998

Operating activities

Net income	$5,159	$7,128	$4,951

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	6,365	4,952	4,853

Amortization of debt issuance costs and discount on Senior Subordinated Notes	1,082	510	—

Step-up to fair value of acquired inventory	268	—	—

Stock options granted for services	36	—	—

Restructuring costs	—	—	2,467

Merger and integration costs	400	—	—

Changes in operating assets and liabilities:

Accounts receivable	(13,092)	(1,564)	(3,816)

Inventories	(2,576)	704	(2,760)

Other current assets	(2,427)	(106)	(97)

Accounts payable	2,571	(893)	495

Accrued interest	160	526	—

Accrued compensation	494	1,057	(174)

Accrued commissions	490	(237)	(377)

Income taxes	—	2,516	(744)

Restructuring reserve	—	(339)	(1,197)

Other accrued liabilities	2,299	1,811	147

Net cash provided by operating activities	1,229	16,065	3,748

Investing activities

Purchases of property, plant and equipment	(6,522)	(2,502)	(3,189)

Proceeds from assets held for sale	126	—

Purchase of intangible assets	(1,200)	(2,204)	(960)

Investment in Orthotech	(49,019)	—	—

Other assets	(400)	(70)	100

Net cash used in investing activities	(57,015)	(4,776)	(4,049)

Financing activities

Net proceeds from Senior Subordinated Notes	—	97,953	—

Proceeds from long-term debt	44,600	15,500	—

Repayment of long-term debt	(888)	(250)	—

Distributions	(563)	—	—

Debt issuance costs	(551)	(7,283)	—

Purchase of common units from Smith & Nephew (the “Former Parent”)	—	(199,140)	—

Net proceeds from issuance of common units	8,059	63,437	—

Net proceeds from issuance of preferred units	3,432	30,000	—

Note receivable issued for purchase of common units	(124)	—	—

Intercompany obligations	—	(6,388)	200

Net cash (used in) provided by financing activities	53,965	(6,171)	200

Net increase (decrease) in cash	(1,821)	5,118	(101)

Cash at beginning of period	5,927	809	910

Cash at end of period	$4,106	$5,927	$809

Supplemental disclosure of cash flow information:

Interest paid	$15,716	$6,530	$—

Supplemental disclosure of non-cash transactions:

Capital contribution in connection with the Recapitalization	$—	$47,853	$—

Dividends and accretion of preferred unit fee related to redeemable preferred units	$5,415	$2,343	$—

Common units issued in exchange for notes receivable and transfer of interest receivable to notes receivable	$248	$1,400	$—

See accompanying notes

DONJOY, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. Organization and Summary of Significant Accounting Policies

      DonJoy, L.L.C. (“DonJoy”), through its subsidiary dj Orthopedics, LLC (“dj Ortho”) and dj Ortho’s subsidiaries (collectively the “Company”), designs, manufactures and markets various lines of external recovery products and accessories and is the successor to a corporation established in December 1982 as DonJoy, Inc. Donjoy, Inc. was acquired by Smith & Nephew, Inc. (formerly Smith & Nephew Consolidated, Inc., the “Former Parent”) effective September 18, 1987 through a purchase of all the then outstanding shares of stock. Smith & Nephew, Inc. is a wholly-owned subsidiary of Smith & Nephew plc., a United Kingdom company. In November 1996, DonJoy, Inc. was merged into Smith & Nephew, Inc. and began to operate as a division. Effective December 29, 1998, the Former Parent contributed the division’s net assets and shares of a Mexican subsidiary into DonJoy, L.L.C., a newly formed Delaware limited liability company, and became the sole member of the new entity.

      DonJoy, L.L.C. will be dissolved on December 31, 2030, unless prior to that date certain events occur as defined in the Third Amended and Restated Operating Agreement dated as of July 7, 2000. The debts, obligations and liabilities of the Company, whether arising in contract, tort or otherwise, shall be solely debts, obligations and liabilities of the Company, and no member or manager of DonJoy, L.L.C. shall be obligated personally for any such debt, obligation or liability of the Company solely by reason of being a member or manager.

Recapitalization

      On June 30, 1999, DonJoy consummated a $215.3 million recapitalization (the “Recapitalization”). In the Recapitalization, new investors, including Chase DJ Partners, L.L.C. (“CDP”) and affiliates of CDP, invested new capital of $94.6 million in DonJoy. In addition, certain members of management invested net equity of $0.5 million, by purchasing $1.8 million in equity which was financed in part by $1.4 million in interest-bearing, full recourse loans from DonJoy. The Former Parent retained 54,000 common units, which represented approximately 7.3% of total units in DonJoy then outstanding. In connection with the recapitalization transactions, DonJoy established the dj Ortho and DJ Orthopedics Capital Corporation (“DJ Capital”). DonJoy sold all of its net assets including its shares of its wholly-owned Mexican subsidiary to dj Ortho for cash, which was funded with the net proceeds of $100.0 million of 12-5/8% Senior Subordinated Notes (the “Notes”) issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. The Notes are fully and unconditionally guaranteed by DonJoy. dj Ortho is a wholly-owned subsidiary of DonJoy and represents substantially all of the revenues and net income of DonJoy. DJ Capital is a wholly-owned subsidiary of dj Ortho, has no significant assets or operations and was formed solely for the purpose of being a co-issuer of the Notes (see Note 8).

      The proceeds of the equity investment together with $113.5 million of net proceeds from debt financing were used for approximately $199.1 million of consideration paid to redeem 92.7% of members’ equity from the Former Parent, and approximately $8.8 million of costs and fees paid in association with the Recapitalization.

      In accordance with a unit purchase agreement dated as of June 28, 2000, the Former Parent sold its remaining interest of 54,000 common units in DonJoy to CDP and certain members of management for $5.9 million. CDP purchased 52,495 common units for a total consideration of $5.7 million and the members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, substantially all of which was financed by loans from DonJoy, evidenced by full recourse promissory notes. As a result of this transaction, Smith and Nephew, Inc. is no longer a related party; accordingly, the Company no longer reflects its transactions with Smith & Nephew, Inc. separately as transactions with an affiliate in its consolidated financial statements.

Orthotech Acquisition

      On July 7, 2000, the Company completed the purchase of certain assets and assumed certain liabilities (“the Orthotech Acquisition”) of DePuy Orthopaedic Technology, Inc. (“DePuy Orthotech”), a subsidiary of Johnson & Johnson, related to DePuy Orthotech’s bracing and soft goods business (“Orthotech”). Orthotech developed, manufactured, and marketed an array of orthopedic products for the sports medicine market, including braces, soft goods and specialty products which were similar to the products currently offered by the Company.

Basis of Presentation

      The accompanying consolidated financial statements present the historical consolidated financial position and results of operations of the Company and include the accounts of dj Ortho and the accounts of its wholly-owned Mexican subsidiary that manufactures a portion of dj Ortho’s products under Mexico’s maquiladora program. The maquiladora program allows foreign manufacturers to take advantage of Mexico’s lower cost production sharing capabilities. All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

      In accordance with requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, the following methods and assumptions were used in estimating the fair value disclosures:

•	Cash and Cash Equivalents and Accounts Receivables. The carrying amounts approximate fair values because of short maturities of these instruments and the reserves for doubtful accounts which, in the opinion of management, is adequate to state accounts receivable at their fair value.

•	Long-Term Debt. Based on the borrowing rates currently available to dj Ortho for loans with similar terms and average maturities, management believes the fair value of long-term debt approximates its carrying value at December 31, 2000.

Long-Lived Assets

      Property, plant and equipment and intangible assets are recorded at cost. The Company provides for depreciation on property, plant and equipment and intangible assets using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of their estimated useful life or the term of the related lease.

      The Company periodically reviews its long-lived assets, including intangibles, for indicators of impairment. If indicators exist, an analysis of future undiscounted cash flows would be performed. If such future undiscounted cash flows are less than the net book value of the assets, the carrying value would be reduced to estimated fair value.

Computer Software Costs

      In 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life. During 2000 and 1999, the Company capitalized $3.9 million and $1.1 million, respectively, related to the acquisition and implementation of its new enterprise resource planning system. Once the system is fully implemented, the company will amortize the costs over three years.

Inventories

      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis. In connection with the recapitalization transactions described in Note 1, the Company changed its method of valuing its inventory from the last-in, first-out method (LIFO) to the FIFO method because management believes the FIFO method is preferable. This change was implemented during 1998, retroactively for all periods presented. The effect of the change was an increase in net income of $346,000 in 1998.

Revenue Recognition

      The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) shipment of goal and passage of title; (iii) the selling price is fixed or determinable and; (iv) collectibility is reasonably assured. Revenues from third-party payors are recorded net of contractual allowances. Estimated returns are accrued in the period sales are recognized in accordance with the provisions of SFAS No. 48, “Revenue Recognition When Right of Return Exists”. Some products have a limited warranty and estimated warranty costs are accrued in the period sales are recognized.

Shipping and Handling Costs

      During 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” The issue concluded that all amounts billed to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, should be included with revenues in the statement of income. The Company has implemented Issue 00-10 in the fourth quarter of 2000. As a result, revenues in 2000, 1999 and 1998 have been increased by the amounts billed to customers for freight of $4.4 million, $3.5 million and $3.5 million, respectively, which was previously offset against shipping and handling costs which are part of sales and marketing expenses. Shipping and handling costs included as part of sales and marketing expenses were $7.6 million, $5.6 million and $5.6 million for December 31, 2000, 1999 and 1998, respectively.

Advertising Expense

      The cost of advertising is expensed as incurred. The Company incurred $252,000, $152,000 and $122,000 in advertising costs for the years ended December 31, 2000, 1999 and 1998.

Foreign Currency Translation

      The Company has determined that the functional currency of its Mexican operations is the U.S. dollar. Transaction gains and losses are reported as income or expense in the periods presented.

Concentration of Credit Risk

      dj Ortho sells the majority of its products in the United States through 30 commissioned sale organizations (referred to as agents). Products which are generic are sold through large distributors, specialty dealers and buying groups. Excluding freight revenue, international sales comprised 12%, 16% and 18% of the Company’s net revenues in 2000, 1999 and 1998, respectively, and are primarily sold through independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. The Company also provides a reserve for estimated sales returns. Both credit losses and returns have been within management’s estimates.

      During the three years ended December 31, 2000, The Company had no individual customer, supplier or distributor which accounted for 10% or more of total annual revenues.

Stock-Based Compensation

      As permitted under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for outstanding stock options and warrants issued to employees. Under APB Opinion No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as non-compensatory. Adoption of FAS No. 123 for options issued to employees would require recognition of employee compensation expense based on their computed “fair value” on the date of grant. In accordance with FAS No. 123 and EITF 96-18, stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period the services are provided.

Income Taxes

      The Former Parent files a consolidated federal income tax return which includes all of its eligible subsidiaries and divisions, which prior to the Recapitalization in June 1999 included the Company. The provision for income taxes has been presented assuming the Company filed a separate federal income tax return. The Recapitalization had no impact on the historical basis of the Company’s assets and liabilities as reflected in its consolidated financial statements except for the elimination of the restructuring reserve and intercompany accounts. However, as a result of the Recapitalization, for federal income tax purposes, the Company recorded an increase in the tax basis of its inventory, fixed and intangible assets in an amount approximately equal to the taxable gain recognized by Smith & Nephew on the sale of its interest in DonJoy and, for tax purposes, the Company is able to depreciate assets with a higher tax basis than for financial reporting purposes. The increase in tax basis as of December 31, 1999 was as follows (in thousands):

Inventory	$3,670

Property, plant and equipment	4,145

Goodwill	130,543

$138,358

      The Orthotech Acquisition also resulted in an increase in the tax basis due to the fixed and intangible assets acquired. The increase in tax basis due to the Orthotech Acquisition is equal to the amounts recorded by the Company under purchase accounting (See Note 2).

      Prior to the Recapitalization, the Company’s results of operations include a provision for income taxes assuming that the Company had filed a separate federal income tax return. As a limited liability company, neither DonJoy nor dj Ortho is subject to income taxes. Instead, DonJoy’s earnings will be allocated to its members and included in the taxable income of its members. The indenture and the credit facility permit dj Ortho to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including dj Ortho.

Comprehensive Income

      The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. Comprehensive income for the years ended December 31, 2000, 1999 and 1998 did not differ from reported net income.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“FAS 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement will require the recognition of all derivatives on the Company’s balance sheet at fair value. In July 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” which defers the adoption requirement to the first quarter of 2001. The impact on the Company’s financial statements is not expected to be material.

Reclassifications

      Certain amounts in prior periods have been reclassified to conform with current period presentation.

2. Acquisition

      On July 7, 2000, the Company completed the Orthotech Acquisition. Approximately $49.4 million in cash was required to finance the Orthotech Acquisition, including approximately $3.0 million for transaction fees and expenses ($0.4 million of which relates to debt issuance costs). The sources of funds for the Orthotech Acquisition consisted of:

•	The sale of common units to CDP and certain members of management for $8.3 million, of which $0.2 million was for management notes receivable.

•	The sale of Redeemable Preferred Units for net proceeds of $3.4 million (excluding preferred unit fees of $0.2 million) to existing holders of the Redeemable Preferred Units,

•	Borrowing under our amended credit agreement of approximately $36.6 million, and

•	$1.3 million from available cash.

      The sources and uses of funds for the Orthotech Acquisition are presented in the following table (dollars in millions):

Amount

Sources

Cash	$1.3

Revolving credit facility	12.6

Term loan	24.0

Redeemable Preferred Units	3.4

Common unit investment by CDP	8.1

Common unit investment by Management	0.2

$49.6

Uses

Cash to DePuy Orthopeadic	$46.4

Debt issuance costs	0.4

Transaction fees and costs	2.6

Management promissory notes	0.2

$49.6

      The Orthotech Acquisition has been accounted for using the purchase method of accounting whereby the purchase price has been allocated to the acquired tangible and intangible assets based on their estimated fair market values as follows (in thousands):

Inventories		$2,538

Equipment and furniture		1,295

Other assets held for sale		126

Intangibles:

Goodwill	$36,623

Customer list	8,400

Assembled workforce	37	45,060

Net assets acquired		$49,019

      The net assets acquired have been reduced by the $0.4 million relating to debt issuance costs incurred.

      As a result of the Orthotech Acquisition, the Company incurred $0.4 million in post-closing merger and integration costs. These costs relate primarily to consulting and information systems expenses that did not qualify for capitalizations under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

      The accompanying consolidated statements of income reflect the operating results of Orthotech since the date of acquisition. Assuming the purchase of Orthotech had occurred on January 1 of the respective years, the pro forma unaudited results of operations would have been as follows (in thousands):

	Years Ended

	December 31,	December 31,
	2000	1999

Net revenues	$171,397	$164,487

Net income	$4,168	$6,770

3. Financial Statement Information

Inventories

      Inventories consist of the following (in thousands):

	December 31,	December 31,
	2000	1999

Raw materials	$9,074	$6,392

Work-in-progress	1,572	1,446

Finished goods	11,638	6,817

	22,284	14,655

Less reserve for excess and obsolete	(3,774)	(991)

	$18,510	$13,664

      The reserve for excess and obsolete inventory as of December 31, 2000 includes $2.2 million relating to the inventory acquired in the Orthotech Acquisition. The reserve recorded upon the acquisition totaled $5.1 million of which $2.9 million was utilized in the year ended December 31, 2000.

Property, Plant and Equipment

      Property, plant and equipment consists of the following (in thousands):

	December 31,	December 31,
	2000	1999

Buildings and leasehold improvements	$3,676	$3,577

Office furniture, fixtures, equipment and other	19,025	15,817

Construction in progress	5,804	1,297

	28,505	20,691

Less accumulated depreciation and amortization	(15,720)	(13,394)

	$12,785	$7,297

Intangible Assets

      Intangible assets arose primarily from the initial acquisition of DonJoy in 1987 by the Former Parent, the Company’s acquisition of Professional Care Products, Inc. in 1995, and the Company’s acquisition of Orthotech in 2000. The Company acquired a license in 1999 related to the distribution of the PainBuster™ products. In addition, the Company re-acquired distribution rights in 2000. Intangible assets consist of the following (in thousands):

	Useful	December 31,
	Life
	(in years)	2000	1999

Goodwill	20	$61,365	$24,742

Patented technology	5-20	14,437	14,437

Customer base	15-20	20,000	11,600

Licensing agreements	5	2,000	2,000

Assembled workforce	3-5	287	250

Other	5-20	1,599	399

		99,688	53,428

Less: accumulated amortization		(24,269)	(20,233)

		$75,419	$33,195

Other Accrued Liabilities

      Other accrued liabilities consist of (in thousands):

	December 31,	December 31,
	2000	1999

Accrued cost of distribution rights	$1,050	$—

Accrued returns	618	397

Accrued rebate expense	541	356

Accrued warranty expense	305	259

Other accruals	3,852	2,655

	$6,366	$3,667

4. Financing Arrangements

      Principal balances under dj Ortho’s long-term financing arrangements consist of the following (in thousands):

	December 31,	December 31,
	2000	1999

12-5/8% Senior Subordinated Notes due 2009, net of $1,740 of unamortized discount at December 31, 2000	$98,260	$98,055

Senior Credit Facility:

Term loans due 2005, interest rates ranging from 9.18% to 9.813% at December 31, 2000	38,362	15,250

Revolving credit facility, interest rates ranging from 8.875% to 9.00% at December 31, 2000	20,600	—

	157,222	113,305

Current portion of long-term debt	(1,274)	(500)

	155,948	112,805

Less: Senior Subordinated Notes (see above)	(98,260)	(98,055)

Long-term debt net of current portion	$57,688	$14,750

12-5/8% Senior Subordinated Notes Due 2009

      On June 30, 1999, dj Ortho issued $100.0 million of 12-5/8% Senior Subordinated Notes due 2009 (the “Notes”) to various investors in connection with the financing of the Recapitalization. The Notes were issued at a discount of $2.0 million which is being accreted to the Notes balance and amortized to interest expense over the life of the Notes. The Notes are general unsecured obligations of dj Ortho, subordinated in right of payment to all existing and future senior indebtedness of dj Ortho, pari passu in right of payment to all senior subordinated indebtedness of dj Ortho and senior in right of payment to all subordinated indebtedness.

      Interest on the Notes is payable in cash semi-annually on each June 15 and December 15, commencing on December 15, 1999. The aggregate principal amount of the Notes matures on June 15, 2009.

      Covenants. The Notes contain covenants restricting the ability of dj Ortho and its subsidiaries to (i) incur additional indebtedness; (ii) prepay, redeem or repurchase debt; (iii) make loans and investments; (iv) incur liens and engage in sale lease-back transactions; (v) enter into transactions with affiliates; (vi) engage in mergers, acquisitions and asset sales; (vii) make optional payments on or modify the terms of the subordinated debt; (viii) restrict preferred and capital stock of subsidiaries; (ix) declare dividends or redeem or repurchase capital stock; and (x) engage in other lines of businesses. As of December 21, 2000, the Company was in compliance with all covenants.

      Guarantees; Co-Issuers. The Notes are guaranteed by DonJoy and co-issued by dj Ortho and DJ Capital, but are not guaranteed by dj Orthopedics, LLC de Mexico de S.A. de C.V., dj Ortho’s only existing subsidiary (other than DJ Capital).

      Optional Redemption. On or after June 15, 2004, the Notes may be redeemed, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest and liquidated damages thereon, if any, to the redemption date if redeemed during the 12-month period commencing on June 15 of the years set forth below:

Redemption
Year	Price

2004	106.313%

2005	104.208%

2006	102.104%

2007 and thereafter	100.000%

Amended Credit Facility

      In connection with the Recapitalization, dj Ortho entered into a Credit Agreement with First Union National Bank (“First Union”) and the Chase Manhattan Bank (“Chase”) and other lenders. In connection with the Orthotech Acquisition, the Credit Agreement was amended (“Amended Credit Agreement”). Under the Amended Credit Agreement, dj Ortho may borrow up to $64.5 million consisting of a revolving credit facility of up to $25.0 million (the “revolving credit facility”) and term loans in a principal amount of $39.5 million (the “term loans”). The first term loan, in the amount of $15.5 million, was borrowed in connection with the Recapitalization and the second term loan, in the amount of $24.0 million, was borrowed to finance the Orthotech Acquisition. As of December 31, 2000, dj Ortho has borrowed $20.6 million under the revolving credit facility, primarily to consummate and fund working capital needs of the Orthotech Acquisition. The revolving credit facility includes options by dj Ortho to enter into revolving loans of up to $25.0 million, to enter into swingline loans and to obtain letters of credit from time to time. The revolving credit facility provides for letters of credit in an aggregate stated amount at any time outstanding not in excess of the lesser of $5.0 million and the difference between $25.0 million and the sum of the outstanding principal amount of dj Ortho revolving loans, letter of credit exposure and swingline exposure at such time. Borrowings under the Amended Credit Agreement bear interest at the rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base Certificate of Deposit Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Borrowings under the revolving credit facility and term loans bear interest at variable rates plus an applicable margin (ranging from 8.875% to 9.813% as of December 31, 2000).

      In addition to paying interest on outstanding principal under the Amended Credit Agreement, dj Ortho is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.5% per annum.

      Repayment. The term loans will mature on June 30, 2005 and are subject to mandatory repayments and reductions as defined in the Amended Credit Agreement. The following table sets forth the principal payments on the term loans for the years 2001 through its maturity in 2005 (in thousands):

2001	$1,274

2002	1,274

2003	1,274

2004	17,202

2005	17,338

Total	$38,362

      In addition, dj Ortho is required to make annual mandatory prepayments of the term loan under the amended credit facility in an amount equal to 50% of excess cash flow (as defined in the Amended Credit Agreement) (75% if dj Ortho’s leverage ratio exceeds a certain level). dj Ortho had no excess cash flow at December 31, 2000 or 1999. In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by DonJoy, dj Ortho or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by DonJoy, dj Ortho or any of its subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required by dj Ortho at December 31, 2000, or 1999.

      Security; Guarantees. The obligations of dj Ortho under the Amended Credit Agreement are irrevocably guaranteed, jointly and severally, by DonJoy, DJ Capital and future subsidiaries. In addition, the Amended Credit Agreement and the guarantees thereunder are secured by substantially all the assets the Company.

      Covenants. The Amended Credit Agreement contains a number of covenants that, among other things, restrict the ability of dj Ortho and its subsidiaries to (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur or guarantee obligations; (iv) prepay other indebtedness or amend other debt instruments; (v) pay dividends or make other distributions (except for certain tax distributions); (vi) redeem or repurchase membership interests or capital stock, create liens on assets, make investments, loans or advances, make acquisitions; (vii) engage in mergers or consolidations; (viii) change the business conducted by dj Ortho and its subsidiaries; (ix) make capital expenditures; (x) or engage in certain transactions with affiliates and otherwise engage in certain activities. In addition, the Amended Credit Agreement requires dj Ortho and its subsidiaries to comply with specified financial ratios and tests, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test. The Amended Credit Agreement also contains provisions that prohibit any modifications of the Notes in any manner adverse to the lenders under the Amended Credit Agreement and that limit the dj Ortho’s ability to refinance or otherwise prepay the Notes without the consent of such lenders. dj Ortho was in compliance with the covenants at December 31, 2000.

5. Common and Preferred Units

      DonJoy is authorized to issue up to 2,900,000 common units and up to 100,000 preferred units. As of December 31, 2000, 793,890 common units and 44,405 preferred units were issued and outstanding, and 17% of the common units on a fully diluted basis have been reserved for issuance to officers, directors, employees, independent consultants and advisors of the Company or any subsidiary thereof pursuant to the Second Amended and Restated 1999 Option Plan.

      In accordance with a unit purchase agreement dated as of June 28, 2000, the Former Parent sold its remaining interest of 54,000 common units in DonJoy to CDP and certain members of management for $5.9 million. CDP purchased 52,495 common units for a total consideration of $5.7 million and the members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, substantially all of which was financed by loans from DonJoy, evidenced by full recourse promissory notes with market interest rates. As a result of this transaction, dj Ortho no longer reflects any intercompany transactions in its consolidated financial statements. The related party revenues were $4.6 million in 2000, $8.3 million in 1999 and $10.7 million in 1998.

      In connection with the unit purchase agreement, DonJoy agreed to amend and restate the promissory notes originally issued by the certain members of management in connection with the Recapitalization. The principal amount of each amended and restated note was equal to the sum of outstanding principal on the original notes and any accrued and unpaid interest on the notes. In addition to increasing the rate of interest payable on the notes from 5.30% to 6.62% per annum, the amended and restated notes permit the certain members of management to increase the principal amount due under the note by the amount of a scheduled interest payment (the “PIK Option”). If a certain member of management elects the PIK Option, the principal amount of his note is increased by the amount of the scheduled interest payment and interest then accrues on the principal amount of the note as so increased. The amended and restated notes mature in 2007.

      In connection with the Orthotech Acquisition, gross proceeds of $8.3 million from the sale of common units were received through the issuance of 73,775 common units to CDP for gross proceeds of $8.0 million and the issuance of 2,115 common units to certain members of management for gross proceeds of $231,000 (of which $174,000 was paid for through the issuance of full recourse promissory notes by the management members). Gross proceeds of $3.6 million from the sale of 4,221 units of Redeemable Preferred Units were received from existing Redeemable Preferred Unit holders of which the net proceeds totaled $3.4 million (excluding preferred unit fees).

      The Redeemable Preferred Units accrue a cumulative quarterly preferred return at a fixed rate of 14.0% per annum, subject to increase to 16.0% per annum upon the occurrence of certain events of non-compliance. Total dividends for the year ended December 31, 2000 were $5.3 million. Payment of the preferred dividends is made at the discretion of the Board of Managers. The proceeds received from the sale of the Redeemable Preferred Units are net of $1.8 million of preferred unit fees paid to J.P. Morgan Partners (23A SBIC), LLC (formerly CB Capital Investors, LLC), and DJ Investment, LLC (formerly First Union Capital Partners, LLC). These Redeemable Preferred Unit fees are being accreted over a period of 114 months, beginning July 1, 1999 and ending on December 31, 2008. The accretion of these Redeemable Preferred Units for the year ended December 31, 2000 was $0.2 million and are included in dividends. In addition to the rights with respect to the preferred return (including related tax distributions and distributions to the holders of preferred units of their original capital investment), the Redeemable Preferred Units will share ratably with the common units in any distributions (including tax distributions and upon liquidation) made by DonJoy in respect of common units (the Redeemable Preferred Units Participating Interest).

      The Redeemable Preferred Units are subject to mandatory redemption on December 31, 2009 and may be redeemed at DonJoy’s option at any time. Upon a change of control, holders of Redeemable Preferred Units will have the right, subject to certain conditions, to require DonJoy to redeem their Redeemable Preferred Units (including the Redeemable Preferred Units Participating Interest). In addition, at any time after June 30, 2005 holders will have the right, subject to certain conditions, to require DonJoy to redeem their Redeemable Preferred Units Participating Interest. Unless equity proceeds or other funds are available to DonJoy for the purpose, the ability of DonJoy to make any of the foregoing payments will be subject to receipt of distributions from dj Ortho in amounts sufficient to make such payments and such distributions will be subject to the restrictions contained in the Amended Credit Agreement and the Indenture.

      Upon the occurrence of any Liquidation Event (as defined in the Third Amended and Restated Operating Agreement of DonJoy, L.L.C. dated July 7, 2000), the holders of Redeemable Preferred Units are entitled to receive payment, before any payments shall be made to the holders of common units, equal to the original costs of such Redeemable Preferred Unit plus any unpaid cumulative dividends. In addition, DonJoy has the option to redeem the Redeemable Preferred Units prior to the redemption date based upon the following percents which would be applied to the total of the original costs of such Redeemable Preferred Unit plus any unpaid cumulative dividends:

Prior to June 30, 2000	105%

From June 30, 2000 and prior to June 30, 2001	104%

From June 30, 2001 and prior to June 30, 2002	103%

From June 30, 2002 and prior to June 30, 2003	102%

From June 30, 2003 and prior to June 30, 2004	101%

On or after June 30, 2004	100%

      Voting. Except as otherwise required by applicable law or as set forth in the operating agreement or the members’ agreement, holders of common units and Redeemable Preferred Units shall vote together as a single class on all matters to be voted on by the members, with each unit being entitled to one vote.

      Tax Distributions. The indenture and the credit facility permit dj Ortho to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of the taxable income of DonJoy and its subsidiaries including dj Ortho.

Unit Options

      Under DonJoy, L.L.C.’s Second Amended and Restated 1999 Option Plan, 166,799 common units are reserved for issuance upon exercise of options granted or to be granted under the plan. The plan is administered by the Compensation Committee appointed from time to time by the Board of Managers. The plan expires on August 19, 2015 unless earlier terminated by the Board of Managers. The plan provides for the grant of nonqualified options to officers, directors, and employees of, and independent consultants and advisors to, the Company.

      Options will be granted in amounts to be agreed upon by the Compensation Committee. Options will generally vest either:

•	25% beginning on June 30, 2000 and thereafter ratably over a 3 year period for those options granted on June 30, 2000 (Tier I), or

•	25% at the end of 1 year from the date of the grant and the balance vesting ratably thereafter for all options granted after June 30, 2000 (Tier I), or

•	Tier II and III options which cliff vest on December 31, 2007; however, accelerated vesting can be achieved upon completion of certain events, or

•	Time-vested based upon achievement of certain sales targets.

      As of December 31, 2000, 14,140 units issued under this plan were exercisable and 17,959 units were available for future grant under the option plan. The following table summarizes option activity through December 31, 2000:

			Weighted
			Average
			Exercise
	Number	Price	Price per
	of Units	per Unit	Unit

Outstanding as of December 31, 1998	—	$—	$—

Granted	120,512	$100	$100

Exercised	—	—	—

Cancelled	—	—	—

Outstanding as of December 31, 1999	120,512	$100	$100

Granted	28,328	$100 to $109	$104

Exercised	—	—	—

Cancelled	—	—	—

Outstanding at December 31, 2000	148,840	$100 to $109	$101

      The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	as of	Remaining	Average	as of	Average
Exercise	December 31,	Life in	Exercise	December 31,	Exercise
Prices	2000	Years	Price	2000	Price

$100	136,540	13.60	$100	14,040	$100

$109	12,300	14.60	$109	—	$109

      Pro forma information regarding net income is required by SFAS 123 and has been determined as if the Company had accounted for its employee options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the minimum value model for option pricing with the following assumptions for 2000 and 1999: a risk-free interest rate of 6.25%; a dividend yield of zero; and a weighted average life of the option of 4 years for Tier I options and 8.5 years for Tier II and Tier III options.

      Option valuation models require the input of highly subjective assumption. Because the Company’s employee options have characteristics significantly different for those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee options.

      For purposes of adjusted pro forma disclosures the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows for the years ended December 31 (in thousands):

	2000	1999

Pro forma net income	$3,979	$6,569

      The pro forma effect on net income is not necessarily indicative of potential pro forma effects on results for future years.

6. Recapitalization Costs and Fees

      In connection with the Recapitalization, the Company incurred costs and fees of $8.8 million, $5.9 million for the Notes, $1.4 million for the credit agreement and $1.5 million for transaction fees and expenses related to equity. Of the $8.8 million, $7.4 million ($6.5 million net of accumulated amortization) has been capitalized in the accompanying balance sheet as of December 31, 2000. The remaining $1.5 million has been recorded as a reduction to members’ equity (deficit) transaction fees and expenses as of December 31,1999. The capitalized debt fees are being amortized over the term of the related debt.

7. Segment and Related Information

      dj Ortho has two reportable segments as defined by Financial Accounting Standards Board SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. dj Ortho’s reportable segments are business units that offer different products that are managed separately because each business requires different technology and marketing strategies. The rigid knee bracing segment designs, manufactures and sells rigid framed ligament and osteoarthritis knee braces and post-operative splints. The soft goods segment designs, manufactures and sells fabric, neoprene and Drytex based products for the knee, ankle, shoulder, back and wrist. dj Ortho’s other operating segments are included in specialty and other orthopedic products. None of the other segments met any of the quantitative thresholds for determining reportable segments. Information regarding industry segments is as follows (in thousands):

	Years Ended December 31,

	2000	1999	1998

Net revenues:

Rigid knee bracing	$54,456	$49,406	$48,594

Soft goods	52,031	39,652	34,233

Net revenues for reportable segments	106,487	89,058	82,827

Specialty and other orthopedic products	36,570	25,194	17,958

Freight revenue	4,412	3,515	3,507

Total consolidated net revenues	$147,469	$117,767	$104,292

Gross profit:

Rigid knee bracing	$38,493	$35,721	$34,460

Soft goods	25,761	19,276	16,637

Gross profit for reportable segments	64,254	54,997	51,097

Specialty and other orthopedic products	22,115	12,516	8,978

Freight revenue	4,412	3,515	3,507

Brand royalties	—	(1,817)	(3,249)

Other cost of goods sold	(3,490)	(3,188)	(2,507)

Total consolidated gross profit	$87,291	$66,023	$57,826

      The accounting policies of the reportable segments are the same as those described in the basis of presentation. dj Ortho allocates resources and evaluates the performance of segments based on gross profit. Intersegment sales were not significant for any period.

      For the years ended December 31, 2000 and 1999, dj Ortho had no individual customer, supplier or distributor within a segment which accounted for more than 10% or more of total annual revenues.

      Assets allocated in foreign countries were not significant. Net revenues to customers, attributed to countries based on the location of the customer, were as follows (in thousands):

	Years Ended December 31,

	2000	1999	1998

United States	$125,200	$96,370	$82,955

Europe	12,718	12,891	12,376

Other foreign countries	5,139	4,991	5,454

Freight revenue	4,412	3,515	3,507

Total consolidated net revenues	$147,469	$117,767	$104,292

      dj Ortho does not allocate assets to reportable segments because all property and equipment are shared by all segments of dj Ortho.

8. Condensed Consolidating Financial Information

      As discussed in Notes 1 and 4 above, dj Ortho’s obligations under the Notes are guaranteed by its parent, DonJoy L.L.C. This guarantee and any guarantee by a future wholly-owned subsidiary guarantor, is full and unconditional. dj Ortho and DJ Capital comprise all the direct and indirect subsidiaries of DonJoy (other than minor subsidiaries). We have concluded that separate financial statements of DonJoy, dj Ortho and DJ Capital are not required to be filed as separate reports under the Securities Exchange Act of 1934. The Notes and the Amended Credit Agreement contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to DonJoy unless certain financial tests are satisfied in the case of the indenture or the consent of the lenders in the case of the credit facility. The indenture and the credit facility permit dj Ortho to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including dj Ortho. At December 31, 2000, under these requirements, neither dj Ortho nor DJ Capital would be permitted to make dividends, distributions, loans or advances to DonJoy except for the permitted tax distributions.

9. Transactions with Smith & Nephew

      Prior to the Recapitalization, the Company was a wholly owned subsidiary of Smith & Nephew, Inc. On June 30, 1999 the Company consummated the Recapitalization.. On June 28, 2000, the Former Parent sold its remaining interest in DonJoy to CDP and certain members of management (see Note 1). As a result of this transaction, the Company no longer reflects any intercompany transactions as of December 31, 2000 on the consolidated balance sheets, statements of income and statements of cash flows.

      Under the control of its Former Parent, the Company had numerous transactions with its Former Parent and its affiliates. The intercompany obligations represent a net balance as the result of various transactions. There were no terms of settlement or interest charges associated with the account balance. The balance results from the Company’s former participation in the Former Parent’s central cash management program, wherein all the Company’s cash receipts were remitted to the Former Parent and all cash disbursements were funded by the Former Parent An analysis of intercompany transactions recorded through the intercompany obligations account follows (in thousands):

	Years Ended December 31,

	1999	1998

Balance at beginning of period	$45,227	$45,027

Net cash remitted to Former Parent	(17,743)	(18,256)

	Years Ended December 31,

	1999	1998

Net intercompany sales	(112)	(5,078)

Net fixation device sales	—	256

Share of Former Parent’s current income tax liability	(134)	4,287

Corporate management expense allocations	3,159	5,664

Cash owed to Former Parent	1,002	—

I-Flow licensing agreement	800	—

Dividend in connection with the merger of Smith & Nephew Don Joy, Inc. into Smith & Nephew, Inc.	—	—

Capital contribution	(38,865)	—

Dividends to Smith & Nephew, Inc.	—	—

Interest on note payable	—	—

Direct charges:

Brand royalties	1,817	3,249

Payroll taxes and benefits	4,651	8,635

Direct legal expenses	67	324

Foreign Sales Corporation (FSC) commission	—	439

Miscellaneous other administrative expenses	131	680

Balance at end of period	—	45,227

Less current portion	—	(1,210)

Long-term intercompany obligations	$—	$44,017

Average balance during the period	$22,614	$45,127

      Prior to the Recapitalization, the Former Parent and Smith & Nephew, plc provided certain management, financial, administrative and legal services to the Company. These expenses and all other central operating costs, were charged on the basis of direct usage when identifiable, with the remainder allocated among the Former Parent’s subsidiaries and divisions on the basis of their respective annual sales or percentage of capital employed.

      Former Parent allocations consist of the following (in thousands):

	Years Ended December 31,

	1999	1998

Corporate managed accounts and new business	$195	$394

Finance (risk management, treasury, audit, and taxes)	177	310

Human resources and payroll	147	291

Legal	128	223

Research and development	380	854

Corporate management expense	784	1,332

Bonus	467	503

Pension	267	514

Insurance	614	1,243

	$3,159	$5,664

Amounts included in:

Cost of goods sold	$495	$991

Sales and marketing	94	179

General and administrative	2,553	4,439

Research and development	17	55

	$3,159	$5,664

      Also prior to the Recapitalization, the Company participated in the Former Parent’s corporate insurance programs for workers’ compensation, product and general liability. These charges were settled with the Former Parent, and thus, accruals for related liabilities, if any, were maintained by the Former Parent and are not reflected in the accompanying consolidated balance sheets.

10. Restructuring

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

11. Commitments and Contingencies

      The Company is obligated under various noncancellable operating leases for land, buildings, equipment, vehicles and office space through February 2008. Certain of the leases provide that dj Ortho pay all or a portion of taxes, maintenance, insurance and other operating expenses, and certain of the rents are subject to adjustment for changes as determined by certain consumer price indices and exchange rates. In connection with the Recapitalization, the Company entered into a subleasing agreement with Smith & Nephew for its Vista facility. DonJoy has guaranteed the payment of rent and other amounts owed under the sublease by the Company.

      Minimum annual lease commitments for noncancellable operating leases as of December 31, 2000 are as follows (in thousands):

2001	$2,458

2002	2,263

2003	2,202

2004	1,880

2005	1,852

2006 and thereafter	4,013

$14,668

      Aggregate rent expense was approximately $3.2 million, $2.7 million and $3.2 million for the years ended December 31, 2000, 1999 and 1998.

License Agreements

      In August of 1998, the Company entered into an exclusive license agreement with IZEX Technologies, Incorporated (IZEX) to acquire the intellectual property rights and to retain IZEX to consult on the design and development of an advanced rehabilitation bracing system. Under the license, the Company also has the worldwide exclusive rights to manufacture, use and sell developed products. At December 31, 2000, $1.0 million is included in intangible assets (patented technology) in the accompanying balance sheet. Under an amended agreement, the Company is obligated to make an additional payment of $0.8 million.

      In 1999, the Company entered into an agreement, which was subsequently amended, with I-Flow Corporation (“I-Flow”) for the exclusive North American distribution rights for the PainBuster™ Pain Management System manufactured by I-Flow for use after orthopedic surgical procedures. The license payment has been capitalized during 1999 and is being amortized over 5 years. In addition, the Company purchased $2.8 million in I-Flow product during 2000 and is required to purchase $2.5 million in I-Flow product in 2001.

Contingencies

      The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of the proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

12. Retirement Plans

      Prior to the Recapitalization, substantially all of the Company’s employees participated in a defined benefit pension plan sponsored by the Former Parent. Benefits related to this plan were computed using formulas which were generally based on age and years of service. Aggregate pension prepayments and liabilities related to this plan are recorded by the Former Parent. Pension expense allocated (based on relative participation) to the Company related to this plan was as follows (in thousands):

	Years Ended December 31,

	1999	1998

Service costs	$242	$466

Interest costs	25	48

Total pension expense allocated	$267	$514

      DonJoy has a qualified 401(k) profit-sharing plan covering substantially all of its U.S. employees, which is substantially the same as the plan previously provided by Smith & Nephew. The assets funding the Smith & Nephew plan were transferred to the DonJoy 401(k) Plan. The Company matches dollar for dollar the first $500, then matches at a 30 percent rate, employee contributions up to 6 percent of total compensation. The Company’s matching contributions related to this plan were $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The plan also provides for discretionary Company contributions (employee profit sharing) which began on June 30, 1999 as approved by the Board of Managers. There were no contributions for the year ended December 31, 2000. The Company’s discretionary 401(k) contributions for the year ended December 31, 1999 were $228,000. DonJoy’s 401(k) plan is administered by Fidelity Investments Institutional Services Company, Inc.

13. Terminated Acquisition

      In October 2000, the Company decided to discontinue its pursuit of a potential acquisition. Absent the resumption of negotiations which is not currently anticipated, costs incurred related to this potential acquisition have been expensed during the fourth quarter of 2000 in the amount of $0.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Managers and Executive Officers

      The following table sets forth certain information with respect to persons who are members of the Board of Managers (each a “Manager”) of both DonJoy and dj Ortho, which share a common Board of Managers, and executive officers of dj Ortho. Two additional Managers may be designated by CDP, however, such individuals have not yet been identified.

Name	Age	Position

Leslie H. Cross	50	President, Chief Executive Officer and Manager

Cyril Talbot III	45	Senior Vice President — Finance, Chief Financial Officer and Secretary

Michael R. McBrayer	41	Senior Vice President — Domestic Sales

Peter Bray	53	Vice President — International Business

Kenneth D. Rolfes	52	Senior Vice President — Global Operations and Customer Care

Charles T. Orsatti	56	Manager

Mitchell J. Blutt, M.D.	43	Manager

Damion E. Wicker, M.D.	39	Manager

W. Brett Ingersoll	37	Manager

Ivan R. Sabel, CPO	55	Manager

Kirby L. Cramer	63	Manager

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

      Cyril Talbot III has served as Senior Vice President — Finance — of dj Ortho since 1994 and became the Chief Financial Officer of DonJoy and dj Ortho upon consummation of the recapitalization. He joined dj Ortho in 1991 as Director of Finance. From 1981 to 1991, he held several management positions at American Hospital Supply Corporation and McGaw, Inc. Prior to that time, he was an Audit Manager at Miller, Cooper & Co. Ltd. Mr. Talbot earned his B.S. (Accounting/Finance) at Miami University in Oxford, Ohio and is a Certified Public Accountant.

      Michael R. McBrayer has served as Senior Vice President — Domestic Sales of dj Ortho since 1993. He held several managerial positions after joining dj Ortho in 1987 as a national sales manager for the retail product line. Mr. McBrayer received his B.S. (Marketing and Management) at Northern Arizona University in Flagstaff, Arizona.

      Peter Bray has served as Vice President — International Business — of dj Ortho since 1998. From 1996 to 1998, he was the Vice President — Anatomical Supports. Prior to joining dj Ortho, he held several management positions with Baxter HealthCare Corporation. Mr. Bray earned a Bachelors of Commerce (Accounting and Marketing) in South Africa and is an active Fellow of the Royal Institute of Chartered Management Accountants in the United Kingdom.

      Kenneth D. Rolfes joined dj Ortho as Senior Vice President — Global Operations and Customer Care in 2000. Prior to joining the Company, he was corporate officer and vice president of operations of Graphic Controls, a leading company providing hospitals with cardiovascular, obstetric, and operating room supplies. Mr. Rolfes holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration in Finance.

      Charles T. Orsatti became a Manager of DonJoy upon consummation of the recapitalization. He has been a partner of Fairfield Chase since 1998. From 1995 to 1998, Mr. Orsatti was a senior consultant to Chase Capital Partners (“CCP”), a predecessor of JPMP LLC. Prior to that, he was the Chairman and Chief Executive Officer of Fairfield Medical Products Corporation, a worldwide manufacturer of critical care products sold to hospitals and alternative care facilities. Mr. Orsatti earned a B.S. (Management and Marketing) from Pennsylvania State University. He serves as a Vice Chairman of Vitagen, Inc.

      Mitchell J. Blutt, M.D. became a Manager of DonJoy upon consummation of the recapitalization. He has been an Executive Partner of JPMP LLC, or its predecessor, CCP, since 1992. JPMP LLC serves as the management company for the private equity organization within J.P. Morgan Chase & Co. known as JPMorgan Partners (“JPMP”). He is also an executive officer of J.P. Morgan Partners (23A SBIC Manager), Inc. (“JPMP (23A SBIC Mgr.)”), the managing member of JPMP (23A SBIC), and was a General Partner of

CCP from 1988 to 1992. Dr. Blutt has a B.A. and a M.D. from the University of Pennsylvania and an M.B.A. from The Wharton School of the University of Pennsylvania. He serves as a director of FHC, Fisher Scientific International, Inc., Hanger Orthopedic Group, Inc., La Petite Academy, Inc., Medical Arts Press, Inc., Senior Psychology Services Management, Inc., UtiliMED, Inc., Vista Healthcare Asia Pte. Ltd. and IBC Asia Health Care Ltd.

      Damion E. Wicker, M.D. became a Manager of DonJoy upon consummation of the recapitalization. He has been a partner of JPMP LLC, or its predecessor, CCP, since 1997. He is also an executive officer of JPMP (23A SBIC Mgr.). Prior to joining CCP in 1997, Dr. Wicker was President of Adams Scientific and held positions with MBW Venture Partners and Alexon, Inc. Dr. Wicker received a B.S. with honors from The Massachusetts Institute of Technology, an M.D. from Johns Hopkins University School of Medicine and an M.B.A. from the Wharton School of the University of Pennsylvania. He serves as a director of Genomic Solutions, Inc., Landec Corporation, Optiscan Biomedical Corp., Praecis Pharmaceuticals, Inc., Transurgical, Inc., Vitagen, Inc. and V.I. Technologies, Inc.

      W. Brett Ingersoll became a manager of DonJoy in February 2001. He has been a partner of JPMP LLC since January 1, 2001. He has worked at JPMP, or its predecessor, CCP, since 1993. He is also an executive officer of JPMP (23A SBIC Mgr.). He received his B.A. from Brigham Young University in Economics and an M.B.A. from the Harvard Business School. Mr. Ingersoll currently serves as a director of MediChem Life Sciences, Inc. HealthMarket, Inc., CB Technologies, SMG, Inc., Tricordia Health, and HealthNet.

      Ivan R. Sabel, CPO, became a Manager of DonJoy in August 1999. Mr. Sabel has been the Chairman of the Board of Directors and Chief Executive Officer of Hanger Orthopedic Group since August 1995 and was President of Hanger Orthopedic Group from November 1987 to July 1, 1999. Mr. Sabel also served as the Chief Operating Officer of Hanger Orthopedic Group from November 1987 until August 1995. Prior to that time, Mr. Sabel had been Vice President — Corporate Development from September 1986 to November 1987. Mr. Sabel was the founder, owner and President of Capital Orthopedics, Inc. from 1968 until that company was acquired by Hanger Orthopedic Group in 1986. Hanger Orthopedic Group is a portfolio investment of JPMP. Mr. Sabel is a Certified Prosthetist and Orthotist (“CPO”), a member of the Board of Directors of the American Orthotic and Prosthetic Association (“AOPA”), a former Chairman of the National Commission for Health Certifying Agencies, a former member of the Strategic Planning Committee and a current member of the Veterans Administration Affairs Committee of AOPA and a former President of the American Board for Certification in Orthotics and Prosthetics. Mr. Sabel serves on the Board of Nurse Finders Inc. and is a member of their compensation and audit committee. Mr. Sabel is also a current member of the Board of Directors of Mid-Atlantic Medical Services, Inc., a company engaged in the health care management services business.

      Kirby L. Cramer became a Manager of DonJoy in December 1999. Mr. Cramer is a professional corporate director, having served as Chairman of five companies. He is Chairman Emeritus of Hazelton Laboratories Corporation (HLC), the world’s largest contract biological and chemical research laboratory. He is also Chairman of the Board of Northwestern Trust and Investors Advisory Company located in Seattle, Washington and president of Keystone Capital Company, a firm specializing in leveraged buyouts and venture capital in the Pacific Northwest. Prior to that time, Mr. Cramer served as Chairman of Kirschner Medical Corporation (KMDC) during its inception as a publicly traded company, and then as Chairman of the Executive Committee. Biomet acquired KMDC in a stock and cash exchange in 1994 for approximately $100 million. Additionally, he is a Trustee Emeritus and Past President of Virginia’s Colgate Darden Graduate School of Business Administration, Chairman of the Major Gifts Committee of the University of Washington Foundation, and has served as Chairman of the Advisory Board of the School of Business Administration of the University of Washington. In 1997, Mr. Cramer received the University of Washington’s Business School’s Alumni Service Award. Mr. Cramer is a graduate of Harvard Business School’s Advanced Management Program, where he was class president, received his M.B.A. degree from the University of Washington and obtained his B.A. degree from Northwestern University. He is a Chartered Financial Analyst (CFA) and, in 1988, he received an honorary Doctor of Laws degree from James Madison University.

Committees of the Board of Managers

      The Board of Managers has an Executive Committee, currently consisting of Messrs. Blutt, Cross, Ingersoll and Orsatti. The Board of Managers has a Compensation Committee/Stock Option Committee (the “Compensation Committee”) that determines compensation for executive officers of dj Ortho and administers DonJoy’s Option Plan. Currently, Messrs. Cramer, Orsatti, Ingersoll and Wicker serve on the Compensation Committee. The Board has an Audit Committee (the “Audit Committee”) that reviews the scope and results of audits and internal accounting controls and all other tasks performed by the independent public accountants of dj Ortho. Currently, Messrs. Wicker, Sabel, and Ingersoll serve on the Audit Committee.

Item 11. Executive Compensation

      The following table sets forth information concerning the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of dj Ortho for the year ended December 31, 2000.

	Annual Compensation
				All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)

Leslie H. Cross	2000	$279,413	$143,526	$2,917

President and Chief Executive Officer	1999	234,487	62,944	238,464

	1998	226,825	183,258	2,669

Cyril Talbot III	2000	177,132	65,582	3,500

Senior Vice President — Finance and Chief Financial Officer	1999	151,088	20,352	153,825

	1998	146,100	48,397	1,888

Kenneth D. Rolfes (2)	2000	197,588	9,750	64,730

Senior Vice President — Global Operations/Customer Care

Michael R. McBrayer	2000	171,757	66,857	2,461

Senior Vice President — Domestic Sales	1999	154,800	29,119	158,112

	1998	148,300	47,923	2,363

Peter Bray	2000	180,478	68,848	3,067

Vice President — International Business	1999	161,976	30,558	84,616

	1998	156,750	50,649	3,350

NA	=	Not applicable

(1)		Includes contributions to dj Ortho’s 401(K) Plan, relocation expenses in the amount of $61,230 in the case of Mr. Rolfes in 2000 and retention bonuses paid to Messrs. Cross, Talbot, McBrayer and Bray in 1999 upon consummation of the recapitalization. The recapitalization constituted a Change of Control or Division Divestiture (as defined in the retention agreements of these employees). Consequently, each of these members of management of dj Ortho who remained in his position through the consummation of the Change of Control or Division Divestiture received a special retention bonus. Pursuant to the recapitalization agreement, such special bonus was paid by Smith & Nephew. 1999 retention bonuses were paid out as follows: (a) Leslie H. Cross received $235,900, (b) Cyril Talbot III received $151,945, (c) Michael R. McBrayer received $155,715 and (d) Peter Bray received $81,510.

(2)		Mr. Rolfes joined dj Ortho in January 2000.

      The following table lists stock option grants to the officers named is the summary compensation table in 2000.

	Option Grants in Last Fiscal Year

					Potential realizable
					value at assumed
	Number of	Percent of	Exercise		annual rates of unit price
	securities	total	price per		appreciation
	underlying	options	unit at		for option term(1)
	options	Granted in	the time	Expiration
Name	Granted(#)	2000	of grant	date	5%	10%

					(in thousands)
Kenneth D. Rolfes	6,660	23.5%	$100	2/1/15	$718	$2,116

(1)	The potential realizable value listed in the table represents hypothetical gains that could be achieved for the options if exercised at the end of the option term assuming that the fair market value of the units on the date of grant appreciates at 5% or 10% over the option term, and that the option is exercised and sold on the last day of its option term for the appreciated unit value. The assumed 5% and 10% rates of unit value appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future unit value. Actual gains, if any, on option exercises will depend on the future performance of our unit value.

      The following table sets forth information concerning option exercises during 2000 and options held by each of the officers named in the summary compensation table at December 31, 2000.

Aggregated options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Number of securities
			underlying unexercised	Value of unexercised
	Units		options at	in-the-money options
	acquired	Value	Fiscal Year-end	at Fiscal Year-end
Name	on excise(1)	realized	Exercisable/Unexercisable	Exercisable/Unexercisable(2)

(in thousands)
Les Cross	—	—	2,676/24,084	$291/$2,625

Michael McBrayer	—	—	892/8,028	97/875

Cy Talbot	—	—	892/8,028	97/875

Kenneth D. Rolfes	—	—	666/5,994	73/653

Peter Bray	—	—	446/4,014	49/438

(1)	No options were exercised in 2000.

(2)	Based on an assumed fair market value of the common units at December 31, 2000 of $109 per unit.

Compensation of the Board of Managers

      The members of the Board of Managers affiliated with CDP do not receive compensation for their service on the Board of Managers but are reimbursed for their out-of-pocket expenses. Managers who are neither officers of dj Ortho nor affiliated with CDP receive customary compensation for services on the Board of Managers of $12,000 per year plus out-of-pocket expenses, an option grant of 2,000 common units in DonJoy, L.L.C. and the right to purchase an additional 2,000 common units in DonJoy, L.L.C. dj Ortho, DonJoy and Charles T. Orsatti intend to enter into an agreement pursuant to which dj Ortho will agree to pay Mr. Orsatti up to $250,000 per year if dj Ortho achieves certain performance objectives to be established by negotiation among such parties, CDP and CCP. Mr. Orsatti was paid $250,000 in 2000 in connection with the Orthotech Acquisition.

Second Amended and Restated 1999 Option Plan

      Under DonJoy, L.L.C.’s Second Amended and Restated 1999 Option Plan, 166,799 common units have been reserved for issuance upon exercise of options granted under the plan. The plan is administered by the Compensation Committee appointed from time to time by the Board of Managers. The plan expires on August 19, 2015 unless earlier terminated by the Board of Managers. The plan provides for the grant of nonqualified options to officers, directors, and employees of, and consultants and advisors to, dj Ortho.

      Options will be granted in amounts to be agreed upon by the Compensation Committee. Options will vest either

•	ratably at specified annual intervals from the date of grant (the “Time-Vesting Options”) (provided that the maximum number of such Time-Vesting Options granted shall not exceed 6% of the number of common units of DonJoy outstanding on a fully diluted basis on the closing date of the recapitalization); some Time-Vesting Options are also subject to the achievement of certain sale targets or

•	upon the occurrence of a Liquidity Event or Material Transaction (each as defined below) and then only to the extent the common units of DonJoy owned by CDP have provided CDP with specified internal rates of return (as set forth in the Option Plan) since the closing date of the recapitalization (the “Event-Vesting Options”) (provided that the maximum number of such Event-Vesting Options vesting based on achievement of specified internal rates of return shall not exceed 9% of the number of common units outstanding on a fully diluted basis on the closing date of the recapitalization), provided that if no Liquidity Event has occurred by December 31, 2007, such options shall become vested and exercisable.

      A Liquidity Event means a sale or other disposition of all or substantially all of the assets of DonJoy or all or substantially all of the outstanding equity interests in DonJoy or a registered public offering of the common equity interests in DonJoy resulting in a market capitalization of more than $150 million for a period of at least 20 consecutive trading days. A Material Transaction means a dissolution or liquidation of DonJoy, a reorganization, merger or consolidation in which DonJoy is not the surviving corporation, or sale of all or substantially all of the assets of DonJoy. The exercise price for the options will be the fair market value of the common units of DonJoy on the date each such option is granted. The options will expire upon the earliest of (i) the fifteenth anniversary of the date of grant, (ii) 12 months after the date an Optionee’s employment is terminated due to the Optionee’s death or permanent disability, (iii) immediately upon an Optionee’s termination of employment by the dj Ortho “for cause” (as defined in the Plan), (iv) 90 days after the date an Optionee ceases to be an employee (other than as listed in (ii) and (iii) above), (v) the effective date of a Material Transaction if provision is made in connection with such transaction for the assumption of outstanding options by, or the substitution for such option of new options covering equity securities of, the surviving, successor or purchasing corporation, or (vi) the expiration of such other period of time or the occurrence of such other event as the Compensation Committee, in its discretion, may provide in any option agreement. Common units in DonJoy purchased by an Optionee upon exercise of an option may be repurchased by DonJoy (or its designee) upon terms and at a price determined in accordance with the provisions of the applicable option agreement.

      As of December 31, 2000, DonJoy has granted options to purchase up to 148,840 common units under the Plan, of which 40% are Time-Vesting Options and 60% are Event-Vesting Options.

401(k) and Incentive Plans

      DonJoy has established its own 401(k) Plan, which is substantially the same as the plan previously provided by Smith & Nephew. The assets funding the Smith & Nephew plan were transferred to the DonJoy 401(k) Plan.

Employment Agreements

      In connection with the recapitalization, dj Ortho entered into employment agreements with Leslie H. Cross, Cyril Talbot III and Michael R. McBrayer. The employment agreements terminate on June 30, 2002. Pursuant to their respective employment agreement, Mr. Cross serves as President of dj Ortho at an annual base salary of $279,413, Mr. Talbot serves as Vice President of Finance of dj Ortho at an annual base salary of $177,132 and Mr. McBrayer serves as Vice President of Domestic Sales of dj Ortho at an annual base salary of $171,757. These base salaries are subject to annual review and adjustment by the Board of Managers of dj Ortho. In addition, each executive is entitled to such annual bonuses as may be determined by the Board of Managers, four weeks paid vacation per year, a car allowance and, for 1999 only, club membership dues and tax preparation fees. Each executive may be terminated at any time during the term of the applicable employment agreement with or without “cause” (as defined in the applicable employment agreement). In the event of an executive’s termination without cause, the executive will be entitled to receive his base salary from the date of termination until the first anniversary of the date of termination. Pursuant to the applicable employment agreement, each executive has agreed that until the fourth anniversary of the date of termination or expiration of his employment with dj Ortho, he will not:

      (1) induce or attempt to induce any employee of dj Ortho or any affiliate of the dj Ortho to leave the employ of dj Ortho or any such affiliate, or in any way interfere with the relationship between dj Ortho or any such affiliate and any employee thereof,

      (2) hire any person who was an employee of dj Ortho until six months after such person’s employment with dj Ortho or any affiliate thereof was terminated, or

      (3) induce or attempt to induce any customer, supplier, licensee or other business relation of dj Ortho or any affiliate to cease doing business with dj Ortho or such affiliate, or in any way interfere with the relationship between any such customer, supplier, licensee or business relation and dj Ortho or any such affiliate.

      Each employment agreement also contains customary non-disclosure provisions. In addition, each executive has agreed that any inventions or other developments relating to dj Ortho or its products or services conceived, developed or made by the executive while employed by dj Ortho belong to dj Ortho.

Retention Agreements

      In December 1998, Smith & Nephew entered into retention agreements with certain then existing members of management of dj Ortho (each, a “Management Employee”), including Messrs. Cross, Talbot, McBrayer and Bray, to induce each Management Employee to remain an employee of dj Ortho in the event of a Change of Control or Division Divestiture (as defined in the retention agreement). The recapitalization constituted a Change of Control or Division Divestiture. Each such Management Employee who remained in his position through the consummation of the Change of Control or Division Divestiture received a special retention bonus. Pursuant to the recapitalization agreement, such special bonus was paid by Smith & Nephew.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      All of dj Ortho’s membership units are owned by DonJoy and all of DJ Capital’s equity securities are owned by dj Ortho. The following table sets forth information with respect to the ownership of the Redeemable Preferred Units and the common units (the “Units”) of DonJoy as of December 31, 2000 by

•	each person known to own beneficially more than 5% of the Units,

•	each Manager of DonJoy,

•	each executive officer of dj Ortho and DonJoy named in the summary compensation table, and

•	all executive officers and Managers of dj Ortho and DonJoy as a group.

      The Redeemable Preferred Units which vote together with the common units as a single class (see “— Description of Operating Agreement”) are owned approximately 51% by JPMP (23A SBIC), an affiliate of CDP, approximately 33% by the TCW Affiliates and approximately 16% by an affiliate of First Union Investors.

      The amounts and percentages of Units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

		Units
		Underlying
		Options
	Number	exercisable		Percent
	of	within		of
Name and Address of Beneficial Owner	Units	60 days	Total	Class

Chase DJ Partners, LLC(1)	771,770	0	771,770	92.1%

J.P. Morgan Partners (23A SBIC) LLC

(formerly CB Capital Investors L.L.C.)(1)(2)	794,343	0	794,343	94.8%

Charles T. Orsatti(3)	771,770	0	771,770	92.1%

Leslie H. Cross(4)(9)	14,946	2,676	17,622	2.1%

Cyril Talbot III(4)	3,587	892	4,479	0.5%

Michael R. McBrayer(4)	3,587	892	4,479	0.5%

Peter Bray(4)	0	446	446	0.1%

Ken Rolfes(4)	0	666	666	0.1%

Mitchell J. Blutt, M.D.(5)(6)	0	0	0	0%

Damion E. Wicker, M.D.(5)(6)	0	0	0	0%

W. Brett Ingersoll(5)(6)	0	0	0	0%

Ivan R. Sabel(7)(10)	0	2,500	2,500	0.3%

Kirby L. Cramer(8)(10)	0	2,500	2,500	0.3%

All directors and executive officers as a group (11 persons)	816,463	10,572	827,035	97.4%

(1)	The address of CDP and JPMP (23A SBIC) is c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, New York, New York 10020. CDP was formed by JPMP (23A SBIC), an affiliate of JPMP LLC, and Fairfield Chase. JPMP (23A SBIC) owns approximately 87.0%, the First Union Affiliates own approximately 9.6%, the TCW Affiliates own approximately 3.0% and Fairfield Chase owns approximately 0.4% of the membership interests in CDP. The TCW Affiliates and the First Union Affiliates also own 14,802 and 7,030 Redeemable Preferred Units, respectively. Fairfield Chase is the managing member of CDP except that under the circumstances described below, JPMP (23A SBIC) will become the managing member of CDP. JPMP (23A SBIC) is a licensed small business investment company (an “SBIC”) and as such is subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests. As a result of these restrictions, JPMP (23A SBIC) will only become the managing member of CDP if certain events described in the constituent documents of CDP occur. See “Description of Members’ Agreement and By-Laws.”

(2)	Includes (i) 22,573 Redeemable Preferred Units owned by JPMP (23A SBIC) and (ii) the common units owned by CDP of which JPMP (23A SBIC) may be deemed the beneficial owner given its status as a member of CDP owning approximately 87% of CDP’s membership interests.

(3)	Includes the common units owned by CDP given Mr. Orsatti’s status as the person controlling Fairfield Chase, which is the managing member of CDP. As the managing member of CDP, Fairfield Chase may also be deemed to be the beneficial owner of these Units. The address of Mr. Orsatti is c/o Fairfield Chase Medical Partners, LLC, 600 Cleveland Street, Suite 1100, Clearwater, Florida 83755.

(4)	The address of Messrs. Cross, Talbot, McBrayer, Rolfes and Bray is c/o DonJoy, LLC, 2985 Scott Street, Vista, California 92083.

(5)	The address of Messrs. Blutt, Wicker and Ingersoll is c/o J.P. Morgan Partners LLC, 1221 Avenue of the Americas, New York, New York 10020.

(6)	Such person may be deemed the beneficial owner of Units owned by CDP and JPMP (23A SBIC) due to his status as an executive officer of J.P. Morgan Partners (23A SBIC Manager), Inc., the managing member of JPMP (23A SBIC).

(7)	The address of Mr. Sabel is c/o Hangar Orthopedic Group, Inc., Two Bethesda Metro Center, Suite 1200, Bethesda, Maryland 20814.

(8)	The address of Mr. Cramer is c/o Hazelton Laboratories, 77-455 Iroqouis Drive, Indian Wells, California, 92210.

(9)	Units are held by a family trust, the Leslie H. Cross & Deborah L. Cross Family Trust, of which Mr. Cross is a trustee.

(10)	Includes options to purchase 500 common units under the option plan and the right to purchase 2,000 common units.

Description of Operating Agreement

dj Ortho and DonJoy are each limited liability companies organized under the Delaware Limited Liability Company Act. DonJoy is the sole member and managing member of dj Ortho and controls dj Ortho’s policies and operations. DonJoy’s operations are governed by a Third Amended and Restated Operating Agreement among DonJoy, CDP, JPMP (23A SBIC), the First Union Affiliates, the Management Members and the TCW Affiliates (each a “member” and collectively the “members”). The operating agreement, together with the members’ agreement described below, governs the relative rights and duties of the members.

      Units. DonJoy is authorized to issue up to 2,900,000 common units and up to 100,000 Redeemable Preferred Units. As of December 31, 2000, 793,890 common units and 44,405 Redeemable Preferred Units were issued and outstanding, and 19% of the common units on a fully diluted basis have been duly reserved for issuance to officers, directors and employees of, and independent consultants and advisors of DonJoy or any subsidiary thereof pursuant to the Second Amended and Restated 1999 Option Plan.

      The Redeemable Preferred Units accrue a cumulative preferred return at a fixed rate of 14.0% per annum, subject to increase to 16.0% per annum upon the occurrence of certain events of non-compliance, including

•	the failure to pay or distribute when required any amounts with respect to the Redeemable Preferred Units,

•	breaches of representations and warranties, covenants (which are substantially similar to the covenants contained in the indenture) and other agreements contained in the documentation relating to the Redeemable Preferred Units,

•	an event of default under the new credit facility, the indenture or other indebtedness having an outstanding principal amount of $15 million or more and

•	certain events of bankruptcy, insolvency or reorganization with respect to DonJoy or any of its subsidiaries (an “event of non-compliance”).

      Distributions with respect to the preferred return (other than tax distributions as described below) are at the option of DonJoy, but to the extent the preferred return is not paid, the accrued amount of the preferred return will compound quarterly. Since the ability of dj Ortho to make distributions to DonJoy (other than distributions to enable DonJoy to make tax distributions as described below) are limited by the terms of the credit facility and the indenture, DonJoy expects that the preferred return will accrue and compound. In addition to the rights with respect to the preferred return (including related tax distributions and distributions to the holders of Redeemable Preferred Units of their original capital investment in the Redeemable Preferred Units) the Redeemable Preferred Units share ratably with the common units in any distributions (including related tax distributions and upon liquidation) made by DonJoy in respect of the common units (the “Redeemable Preferred Units Participating Interest”).

      The Redeemable Preferred Units (other than the Redeemable Preferred Units Participating Interest) are subject to mandatory redemption on December 31, 2009 and may be redeemed at DonJoy’s option at any time. Upon a change of control (which is defined in the operating agreement to be the same as a change of control under the indenture), holders of Redeemable Preferred Units will have the right, subject to certain conditions, to require DonJoy to redeem their Redeemable Preferred Units (including the Redeemable Preferred Units Participating Interest). In addition, at any time on or after June 30, 2005, holders whose Redeemable Preferred Units have been redeemed as described above, will have the right, subject to certain conditions, to require DonJoy to redeem their Redeemable Preferred Units Participating Interest. Unless equity proceeds or other funds are available to DonJoy for the purpose, the ability of DonJoy to make any of the foregoing payments will be subject to receipt of distributions from dj Ortho in amounts sufficient to make such payments and such distributions will be subject to the restrictions contained in the credit facility and the indenture.

      Voting. Except as otherwise required by applicable law or as set forth in the operating agreement or the members’ agreement, holders of common units and Redeemable Preferred Units shall vote together as a single class on all matters to be voted on by the members, with each Unit being entitled to one vote.

      Management. The Board of Managers consists of at least nine members as designated pursuant to the members’ agreement. Upon the occurrence of an event of non-compliance, the Board of Managers will be increased to 11 members and the holders of the Redeemable Preferred Units will have the right to elect as a separate class two members to the Board of Managers of DonJoy.

      Under the members’ agreement, any Manager may be removed with or without cause, except that a Manager shall not be removed without the consent of the Member or Managers entitled to nominate such Manager. The Member or Managers entitled to nominate any Manager may remove such Manager and may fill the vacancy created by such removal.

      Tax Distributions. Subject to receipt of distributions from dj Ortho to the extent permitted by restrictions contained in the credit facility and the indenture, DonJoy will make distributions in agreed upon amounts to its members to enable them to pay income taxes payable in respect of their allocable share of the taxable income of DonJoy and its subsidiaries, including dj Ortho.

      Restrictions on Transfer. Subject to certain exceptions, no member may transfer its Units without having obtained the prior written consent of members holding greater than 50% of the number of Units outstanding at the time (excluding members that are transferring Units), which consent may be withheld in their sole discretion.

Description of Members’ Agreement and By-Laws

      DonJoy, CDP, JPMP (23A SBIC), the First Union Affiliates, the Management Members and the TCW Affiliates are parties to a members’ agreement. The members’ agreement contains provisions with respect to the transferability and registration of the Units. The members’ agreement also contains provisions regarding the designation of the members of the Board of Managers and other voting arrangements. The members’ agreement terminates on a sale of dj Ortho, whether by merger, consolidation, sale of Units, a sale of assets or otherwise (a “sale of the company”).

The members’ agreement

•	restricts transfers of Units subject to certain exceptions,

•	grants the members (other than CDP and the Management Members) (the “Non-CDP Members”) the right to tag along on certain sales of common units by CDP to unaffiliated third parties,

•	grants the Non-CDP Members certain preemptive rights,

•	grants certain rights of first refusal to DonJoy and CDP with respect to transfers of common units by Non-CDP Members and the Management Members,

•	grants DonJoy or its designee the right to repurchase a Management Member’s Units if such Management Member’s employment is terminated, and

•	requires the members to participate in and cooperate in consummating a sale of the company approved by CDP.

      Under the members’ agreement, subject to certain limitations, the members have been granted piggyback registration rights with respect to registrable Units held by them and CDP and holders of Redeemable Preferred Units have been granted certain demand registration rights, to which all members may piggyback. The members’ agreement contains customary terms and provisions with respect to the registration rights contained therein.

      The members’ agreement provides that the Board of Managers of DonJoy is to consist of nine Managers:

•	one Management Member (initially Leslie H. Cross) designated by Management Members holding at least a majority of all Units then held by all Management Members, provided that such Management Member shall be a member of the Board for only so long as he is both an employee and a holder of Units,

•	five individuals nominated by CDP,

•	an additional individual (initially Charles T. Orsatti) nominated by CDP and having special voting power as described below, and

•	two individuals with industry expertise designated by mutual agreement of the other Managers. Mr. Sabel and Mr. Cramer were appointed to the Board of Managers in August 1999 and December 1999, respectively, pursuant to this provision.

      The constituent documents of CDP provide that the five individuals nominated by CDP shall be designated by JPMP (23A SBIC) and that the additional individual nominated by CDP and having special voting power shall be designated by the managing member of CDP. The managing member of CDP is initially Fairfield Chase, except that upon the occurrence of certain events (including where JPMP (23A SBIC) has determined that it is reasonably necessary for it to assume control of CDP for the protection of its investment or that any other event has occurred which would permit JPMP (23A SBIC) to assume control of CDP under applicable law), JPMP (23A SBIC) will become the managing member of CDP. The managing member of CDP controls CDP, including the exercise of its rights under the operating agreement and the members’ agreement. Upon becoming the managing member of CDP, JPMP (23A SBIC) will have the ability, through CDP, to designate Managers having a majority of the voting power of all Managers.

      The By-laws of DonJoy also provide that each Manager is entitled to one vote on each matter on which the Managers are entitled to vote, except that one individual appointed by the managing member of CDP (initially Charles T. Orsatti) has six votes on each matter on which the Managers are entitled to vote.

Item 13. Certain Relationships and Related Transactions

Unit Issuances

      In connection with the Orthotech Acquisition, DonJoy issued 73,775 common unit shares to CDP for gross proceeds of $8.0 million. In addition, DonJoy issued 2,146, 668 and 1,407 preferred units to JPMP (23A SBIC), the First Union Affiliates and the TCW Affiliates, respectively, for total gross proceeds of $3.6 million.

Recapitalization Agreement

      In addition to providing for the sale of the common units of DonJoy to CDP and the Management Members, and the repurchase of a portion of Smith & Nephew’s interests in DonJoy, the recapitalization agreement provided for certain other matters in furtherance of the recapitalization transactions, including those set forth below. The description below of certain provisions of the recapitalization agreement is subject to, and is qualified in its entirety by reference to, the definitive recapitalization agreement, a copy of which was filed as Exhibit 10.1 to the Company’s registration statement on Form S-4 (Registration No. 333-86835), originally filed with the SEC on November 4, 1999.

      Covenants Not to Compete. Smith & Nephew has agreed that until June 30, 2004, neither it nor any of its affiliates will, subject to certain exceptions, engage anywhere in the world in a Non-Compete Business (as defined below) in competition with the business of dj Ortho as it existed on June 30, 1999. “Non-Compete Business” means the developing, manufacturing or marketing of lower-leg walkers, post-operative hinged knee braces, functional hinged knee braces, osteoarthritic hinged knee braces, cold therapy and pain management systems, certain high-tech hinged knee braces, including high-tech hinged knee braces that incorporate technology covered by the Victoria Patents referred to below, and computer-assisted rehabilitation systems using the aforementioned hinged knee braces together with other electronic devices such as sensors and transducers.

      In connection with certain products and proprietary information relating to a rounded cannulated interference (“RCI”) screw system (the “Proprietary RCI Screw Products”), a tissue fixation product developed by dj Ortho but transferred to and retained by Smith & Nephew prior to the consummation of the recapitalization, CDP has agreed that neither it nor DonJoy or any of its subsidiaries, including dj Ortho, will, subject to certain exceptions, develop or market with the cooperation of certain physicians who developed such Proprietary RCI Screw Products, any product which competes with the Proprietary RCI Screw Products.

      Smith & Nephew Name. Subject to certain limited exceptions, dj Ortho has agreed that following the recapitalization, it shall not, and shall not permit any of its subsidiaries to, use any of Smith & Nephew’s trademarks or trade names (including, without limitation, “Smith & Nephew”).

      Indemnification. Smith & Nephew has agreed to indemnify CDP and its affiliates, including dj Ortho and its subsidiaries, for all losses and expenses incurred by them as a result of

•	any breach by Smith & Nephew of its representations and warranties, covenants and agreements in the recapitalization agreement,

•	any tax liabilities for which Smith & Nephew is liable pursuant to the recapitalization agreement and

•	certain excluded liabilities.

      However, the recapitalization agreement provides that with respect to breaches of its representations and warranties, Smith & Nephew shall not be required to make indemnification payments with respect to any such breach unless the aggregate amount of the losses and expenses with respect thereto exceeds $3 million ($0.8 million in the case of environmental matters) and that the aggregate amount of such payments shall not exceed $75 million ($7.5 million in the case of environmental matters). Smith & Nephew’s indemnification obligations with respect to breaches of its representations, warranties, covenants and agreements in the recapitalization agreement terminate 15 months after the closing date of the recapitalization except as otherwise set forth in the recapitalization agreement.

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

(2)	all DonJoy products currently listed in Smith & Nephew’s 1999 Rehabilitation Division catalog for the United States and any replacements, substitutions and improvements to such products and

(3)	such other products as may be mutually agreed (collectively, the “Supply Agreement Products”).

      So as not to interfere with dj Ortho’s international business plans (see Business — Business Strategy — Increase International Sales) Smith & Nephew has agreed not to export any products listed in clause (2) above from the United States after March 31, 2000. Through December 31, 1999, dj Ortho sold Supply Agreement Products to Smith & Nephew at the same prices at which such products were sold to Smith & Nephew prior to the recapitalization, which prices were consistent with prices at which products were sold to third party international distributors. Commencing January 1, 2000 and for each year thereafter until termination of the supply agreement, dj Ortho will sell the Supply Agreement Products to Smith & Nephew at its best distributor prices (including discounts and rebates offered to distributors) if and to the extent agreed to by Smith & Nephew and pursuant to purchase orders for dj Ortho’s products.

      Smith & Nephew has no obligation to purchase any specific or minimum quantity of products pursuant to the supply agreement. However, Smith & Nephew has agreed not to purchase from anyone other than dj Ortho’s Supply Agreement Products which are included within the Non-Compete Business subject to certain limited exceptions including the failure of dj Ortho to supply such products. The supply agreement provides that Smith & Nephew may manufacture or purchase from third party suppliers Supply Agreement Products which are not included within the Non-Compete Business.

      Pursuant to the supply agreement, DonJoy and dj Ortho have agreed to indemnify Smith & Nephew and its officers and affiliates with respect to:

•	any injury, death or property damage arising out of DonJoy’s, dj Ortho’s or any of their employees or agents negligence or willful misconduct,

•	DonJoy’s or dj Ortho’s negligent acts or omissions,

•	DonJoy’s or dj Ortho’s misstatements or false claims with respect to the Supply Agreement Products,

•	any product liability claims relating to the Supply Agreement Products (other than those claims (“Non-Indemnifiable Claims”) resulting from Smith & Nephew’s or a third party’s fault which do not give rise to an indemnifiable claim against DonJoy by Smith & Nephew under the recapitalization agreement),

•	any governmentally-required recall of the Supply Agreement Products (other than Non-Indemnifiable Claims),

•	its failure to comply with its obligations under the Supply Agreement, and

•	any claim of infringement by any third party of any patents or any claimed violation of any other intellectual property right of any third party arising in connection with the sale or distribution of Supply Agreement Products.

      In order to ensure performance of its indemnity obligations, DonJoy has agreed to maintain at least $3 million of product liability and general public liability insurance with a deductible or self-insurance of no more than $100,000 and shall name Smith & Nephew as an additional insured. In addition, Smith & Nephew has agreed to indemnify DonJoy, dj Ortho and its officers, managers, equity holders and affiliates with respect to:

•	any injury, death or property damage arising out of Smith & Nephew’s or its employees or agents negligence or willful misconduct,

•	Smith & Nephew’s negligent act or omission,

•	Smith & Nephew’s misstatements or false claims with respect to the Supply Agreement Products,

•	Smith & Nephew’s misuse of Supply Agreement Product literature, or

•	Smith & Nephew’s failure to comply with its obligations under the supply agreement.

      The supply agreement terminates in June 2004 unless extended by mutual agreement of DonJoy and Smith & Nephew.

Distribution Agreement

      Pursuant to a distribution agreement entered into in connection with the recapitalization among DonJoy, Smith & Nephew and the affiliates of Smith & Nephew which distributed dj Ortho’s products outside the United States as of the closing date of the recapitalization (each an “S&N Group Company”), each S&N Group Company will continue to distribute dj Ortho’s products in the specific international market (the “Territories”) in which such S&N Group Company distributed such products prior to the recapitalization. Through December 31, 1999, dj Ortho sold products to the S&N Group Companies at the same prices at which such products were sold to the S&N Group Companies prior to the recapitalization. Thereafter, dj Ortho and S&N will negotiate the sale price of any product in good faith. During the term of the distribution agreement with respect to a Territory, each S&N Group Company has a royalty-free right to use dj Ortho’s trademarks in connection with its distribution of the dj Ortho’s products.

      The S&N Group Companies have no obligation to purchase any minimum quantity of products pursuant to the distribution agreement. However, Smith & Nephew has agreed to use its commercially reasonable efforts to have the S&N Group Companies purchase from dj Ortho the same quantity of products reflected in DonJoy’s 1999 budgets (the “1999 Purchase Level”) and dj Ortho has agreed to sell to the S&N Group Companies pursuant to applicable purchase orders quantities of products at least equal to the 1999 Purchase Level. Smith & Nephew has also agreed to use its commercially reasonable efforts to have each S&N Group Company distribute and resell products in the same geographical markets within the Territories as such S&N Group Company distributed and sold dj Ortho products prior to the recapitalization, and Smith & Nephew and each S&N Group Company agrees to employ efforts and methods to sell and promote the sale of the products in its Territory that are substantially the same as the efforts and methods employed prior to the consummation of the recapitalization. The S&N Group Companies may not, subject to certain limited exceptions, sell or supply dj Ortho products or other similar products to anyone outside the Territories. During the time any Territory is subject to the distribution agreement, no S&N Group Company may import, sell or promote the sale of any products which are included within the Non-Compete Business other than products purchased from dj Ortho. Pursuant to the distribution agreement, DonJoy and dj Ortho have agreed to indemnify Smith & Nephew and the S&N Group Companies and their officers and affiliates, and Smith & Nephew have agreed to indemnify DonJoy and its officers, managers, equity holders and affiliates to the same extent that DonJoy and Smith & Nephew indemnify each other under the supply agreement.

      As of December 31, 2000, the Company has replaced 17 Smith & Nephew sales organizations with independent distributors. As to the remaining 13 Smith & Nephew distributors, both DonJoy and Smith & Nephew have the right to terminate the distribution agreement on 60 days notice with respect to Canada, Dubai, India, Ireland, Korea, Malaysia, Philippines, Puerto Rico, Singapore, South Africa, Spain, Taiwan and Thailand.

      Upon termination of the distribution agreement with respect to a Territory, the applicable S&N Group Company has agreed to assist dj Ortho in the transition to any new third party distributor designated by dj Ortho. Subject to certain limited exceptions, any products remaining in the inventory of any terminated S&N Group Company (the “Repurchased Inventory”) upon termination of the distribution agreement with respect to a Territory, will be repurchased by dj Ortho, or any new third party distributor designated by dj Ortho with respect to the Territory for an amount equal to

(1)	the original purchase price of such Repurchased Inventory plus any duty and tax paid by such S&N Group Company and the cost paid by such S&N Group Company in shipping the Repurchased Inventory to such S&N Group Company plus

(2)	any sales tax, VAT, duty or fee incurred by such S&N Group Company with respect to the delivery of such Repurchased Inventory to dj Ortho or such new distributor.

      With respect to the 17 terminated S & N Group Companies the inventory was generally purchased by the new third party distributor and the amount of inventory repurchased by the Company was minimal. If a dispute arises concerning the applicable repurchase price of the Repurchased Inventory and the parties are not able to resolve such dispute with ten business days, the applicable S&N Group Company has the right to sell and distribute the products that are the subject of the dispute within or outside the Territories. The Distribution Agreement continues until the termination of the last Territory.

Transition Services Agreement

      Pursuant to a transition services agreement among DonJoy and Smith & Nephew, Smith & Nephew assisted in the transfer and transition of certain services provided by Smith & Nephew prior to the recapitalization as required by dj Ortho, including human resources, payroll, sales tax reporting, insurance coverage, legal and treasury and cash management. Smith & Nephew also acted as an authorized European Agent/representative/distributor for DonJoy for purposes of CE regulation. DonJoy did not pay any additional consideration to Smith & Nephew for such services, but reimbursed Smith & Nephew for all payments to third parties in connection with the foregoing services. Such amounts were not material. In addition, Smith & Nephew continued to employ two individuals as employees of Smith & Nephew’s affiliates in the United Kingdom and Belgium (the “International Employees”) through December 31, 1999. DonJoy reimbursed Smith & Nephew $179,939 for all compensation, expenses and benefits paid or provided to or on behalf of the International Employees. In accordance with the transition services agreement Smith & Nephew also assisted in the transition of master group buying contracts relating to ProCare products with NovaCare, Inc., Premier Purchasing Partners, L.P. and AmeriNet Inc. (the “Group Buying Contracts”) to separate agreements or arrangements between such companies and dj Ortho. The transition services agreement terminated November 30, 2000.

Group Research Centre Technology Agreement

      Pursuant to a Group Research Centre Technology Agreement (the “GRC Agreement”) between DonJoy and Smith & Nephew entered into in connection with the recapitalization, Smith & Nephew conveyed and assigned to DonJoy an undivided 50% interest in and to the GRC Technology (as defined below). In addition, Smith & Nephew has agreed to, among other things, grant to dj Ortho exclusive or non-exclusive worldwide, royalty-free rights to manufacture, use, import and sell products included within the Non-Compete Business which products are based on certain specified technology and other proprietary information developed as of the closing date of the recapitalization by Group Research Centre, an affiliate of Smith & Nephew (the “GRC Technology”). The licenses granted under the GRC Agreement continue with respect to any particular patent incorporating any such technology until such patent expires, is cancelled or is declared invalid or unenforceable. No assurance can be given that dj Ortho will be able to develop and/or successfully market products based on the technology and proprietary information licensed to dj Ortho pursuant to the GRC Agreement. Any restriction contained in the GRC Agreement with respect to non-patented GRC Technology expires on June 30, 2009.

Sublease

      Pursuant to a sublease between dj Ortho and Smith & Nephew entered into in connection with the recapitalization, dj Ortho is subleasing the premises occupied by the Vista facility from Smith & Nephew. dj Ortho will pay rent during the term of the sublease in an amount equal to the amount required to be paid by Smith & Nephew as tenant under the master lease for the Vista facility together with all taxes and other amounts which are the responsibility of Smith & Nephew under the master lease. The current rent payable by dj Ortho under the sublease is $156,728 per month. DonJoy has guaranteed the payment of rent and other amounts owing under the sublease by dj Ortho. Total lease payments to Smith & Nephew in 1999 and 2000 were $0.9 million and $1.8 million, respectively. The sublease expires on February 20, 2008 unless sooner terminated as provided in the master lease or the sublease.

CERF Laboratories Agreement

      Pursuant to a CERF Laboratories Agreement (the “CERF Agreement”) between DonJoy and Smith & Nephew, dj Ortho allowed Smith & Nephew and its employees, agents, representatives and invitees to use dj Ortho’s Clinical Education Research Facility (“CERF”) laboratory, the equipment and supplies in the CERF laboratory and services offered at the CERF laboratory. Smith & Nephew paid dj Ortho a quarterly fee calculated in the same manner as it was calculated prior to the recapitalization. For 2000 and 1999, Smith & Nephew paid DonJoy $56,991 and $85,649, respectively, for use of the CERF laboratory. On August 31, 2000, the CERF Agreement was terminated by Smith & Nephew.

Other Arrangements with Affiliates of CDP

      In connection with the recapitalization, dj Ortho and DJ Capital entered into the credit facility with Chase Securities, Inc. (“CSI”), as arranger and book manager, and The Chase Manhattan Bank (“Chase”), as syndication agent and a lender, both of which are affiliates of CDP. In connection with the new credit facility, Chase receives customary fees for acting in such capacities. CSI acted as financial advisor to Smith & Nephew in connection with the recapitalization and was paid a fee of $2.0 million by Smith & Nephew upon consummation of the recapitalization. CSI also acted as financial advisor in connection with the Orthotech Acquisition and was paid a fee of $0.2 million.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

The Audited Consolidated Financial Statements of DonJoy listed below and the report thereon are included in Item 8 hereof:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Notes to DonJoy’s Audited Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or not required or because the required information is shown in the DonJoy’s Audited Consolidated Financial Statements or notes thereto.

3. Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Operating Agreement of dj Orthopedics, LLC(1)

3.2	Third Amended and Restated Operating Agreement dated as of July 7, 2000 of DonJoy, L.L.C. (Incorporated by reference to Exhibit 3.1 to DonJoy’s report on Form 8-K dated July 21, 2000)

3.3	Certificate of Amendment to Certificate of Incorporation of DJ Orthopedics Capital Corporation(1)

3.4	By-laws of dj Orthopedics, LLC(1)

3.5	By-laws of DonJoy, LLC(1)

3.6	By-laws of DJ Orthopedics Capital Corporation(1)

4.1	Indenture dated as of June 30, 1999 among the Issuers, DonJoy and The Bank of New York, as Trustee(1)

4.2	Form of New Note (included as Exhibit B to Exhibit 4.1)(1)

4.3	Exchange and Registration Rights Agreement dated as of June 30, 1999 among the Issuers, DonJoy and Smith & Nephew(1)

10.1	Recapitalization Agreement dated as of April 29, 1999 among CDP, DonJoy and Smith & Nephew(1)

10.2	Group Research Centre Technology Agreement dated as of June 30, 1999 between DonJoy and Smith & Nephew(1)

10.3	Supply Agreement dated as of June 30, 1999 between DonJoy and Smith & Nephew(1)

10.4	Transition Services Agreement dated as of June 30, 1999 between DonJoy and Smith & Nephew(1)

10.4A	First Amendment to Transition Services Agreement dated as of December 21, 1999 between DonJoy and Smith & Nephew. (Incorporated by reference to Exhibit 10.29 to the Annual Report from Form 10-K for the fiscal year ended December 31, 1999).

10.5	Distribution Agreement dated as of June 30, 1999 between DonJoy, Smith & Nephew and the affiliates of Smith & Nephew listed on Schedule I thereto(1)

10.6	CERF Laboratories Agreement dated as of June 30, 1999 between DonJoy and Smith & Nephew(1)

10.7	Subleases dated as of June 30, 1999 between the dj Ortho and Smith & Nephew(1)

10.8	Guaranties dated as of June 30, 1999 executed by DonJoy(1)

10.9	Preferred Unit Purchase Agreement dated as of June 30, 1999 among DonJoy, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.) and First Union Investors(1)

10.10	Members’ Agreement dated as of June 30, 1999 among DonJoy, CDP, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), First Union Investors, Smith & Nephew and the Management Members(1)

10.11	Credit Agreement dated as of June 30, 1999 among the Issuers, DonJoy, the Lenders party thereto and First Union National Bank, as Administrative Agent(1)

10.11A	Agreement dated as of July 13, 2000 among DonJoy, L.L.C., DJ Orthopedics, L.L.C., the Lenders under that certain Credit Agreement dated as of June 30, 1999, as amended, First Union National Bank, as administrative agent, and The Chase Manhattan Bank, as syndication agent. (Incorporated by reference to Exhibit 10.3 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.12	Indemnity, Subrogation and Contribution Agreement dated as of June 30, 1999 among dj Ortho, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), DJ Capital Investors L.L.C. and First Union National Bank, as Collateral Agent(1)

10.13	Parent Guarantee Agreement dated as of June 30, 1999 between DonJoy and First Union National Bank, as Collateral Agent(1)

10.14	Subsidiary Guarantee Agreement dated as of June 30, 1999 between DJ Capital and First Union National Bank, as Collateral Agent(1)

10.15	Pledge Agreement dated as of June 30, 1999 among dj Ortho, DonJoy and First Union National Bank, as Collateral Agent(1)

10.16	Security Agreement dated as of June 30, 1999 among dj Ortho, DonJoy, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C), DJ Capital Investors, L.L.C. and First Union National Bank, as Collateral Agent(1)

Exhibit
Number	Description

10.17	Leasehold Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 30, 1999 by dj Ortho, as grantor, to First American Title Insurance Company, as trustee(1)

10.18	Employment Agreement dated as of June 30, 1999 between dj Ortho and Leslie H. Cross(1)

10.19	Employment Agreement dated as of June 30, 1999 between dj Ortho and Cyril Talbot III(1)

10.20	Employment Agreement dated as of June 30, 1999 between dj Ortho and Michael R. McBrayer(1)

10.21	Second Amended and Restated 1999 Option Plan of DonJoy dated August 18, 2000.

10.22	Retention Agreement dated December 14, 1998 between Smith & Nephew and Les Cross(1)

10.23	Retention Agreement dated December 14, 1998 between Smith & Nephew and Cy Talbot(1)

10.24	Retention Agreement dated December 14, 1998 between Smith & Nephew and Michael McBrayer(1)

10.25	Retention Agreement dated December 14, 1998 between Smith & Nephew and Chuck Bastyr(1)

10.26	Retention Agreement dated December 14, 1998 between Smith & Nephew and Peter Bray(1)

10.27	Retention Agreement dated December 14, 1998 between Smith & Nephew and Kent Bachman (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.28	Employment and Separation Agreement dated as of October 25, 1999 between Chuck Bastyr and dj Orthopedics, LLC (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.29	Asset Purchase Agreement dated as of July 7, 2000 among DePuy Orthopaedic Technology, Inc., dj Orthopedics, L.L.C., and DonJoy L.L.C. (Incorporated by reference to Exhibit 2.1 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.30	Preferred Unit Purchase Agreement dated as of July 7, 2000, among DonJoy, L.L.C., and J.P. Morgan Partners (23A SBIC), LLC (formerly CB Capital Investors, L.L.C.), First Union Capital Partners, L.L.C., DJC, Inc., TCW/Crescent Mezzanine Trust II, and TCW Leveraged Income Trust II, L.P. (Incorporated by reference to Exhibit 4.1 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.31	Common Unit Purchase Agreement dated as of July 7, 2000, among DonJoy, L.L.C., and Chase DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, and Cyril Talbot III, (Incorporated by reference to Exhibit 4.2 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.32	Secured Promissory Note dated as of July 7, 2000 between the Leslie H. Cross & Deborah L. Cross Family Trust and Leslie H. Cross and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.3 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.33	Secured Promissory Note dated as of July 7, 2000 between Cyril Talbot III and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.4 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.34	Secured Promissory Note dated as of July 7, 2000 between Michael R. McBrayer and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.5 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.35	Second Amended and Restated Pledge Agreement dated as of July 7, 2000, among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust , and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.6 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.36	Second Amended and Restated Pledge Agreement dated as of July 7, 2000, Cyril Talbot III, and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.7 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.37	Second Amended and Restated Pledge Agreement dated as of July 7, 2000, between Michael R. McBrayer and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.8 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.38	Unit Purchase Agreement dated as of June 28, 2000, among Smith & Nephew Disposal, Inc. and Chase DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family trust, Michael R. McBrayer, and Cyril Talbot III. (Incorporated by reference to Exhibit 4.9 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.39	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.10 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.40	Amended and Restated Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.11 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.41	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.12 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.42	Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.13 to DonJoy’s report on Form 8-K dated July 21, 2000).

Exhibit
Number	Description

10.43	Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.14 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.44	Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.15 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.45	Amended and Restated Pledge Agreement dated as of June 28, 2000 among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust, and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.16 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.46	Amended and Restated Pledge Agreement dated as of June 28, 2000 between Cyril Talbot III and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.17 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.47	Amended and Restated Pledge Agreement dated as of June 28, 2000 between Michael R. McBrayer and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.18 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.48	Amendment No. 1 dated as of May 25, 2000 to the Credit Agreement dated as of June 30, 1999 (Incorporated by reference to Exhibit 10.1 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.49	Transition Services Agreement dated as of July 7, 2000 among DePuy Orthopaedic Technology, Inc., DonJoy, L.L.C., and dj Orthopedics, L.L.C. (Incorporated by reference to Exhibit 10.2 to DonJoy’s report on Form 8-K dated July 21, 2000).

12.1	Statement re: computation of ratios of earning to fixed charges

21.1	Subsidiaries of the Registrants(1)

24.1	Powers of Attorney (included on the signature page)

(1)	Incorporated herein by reference to dj Ortho’s registration statement on Form S-4 (Registration No. 333-86835), originally filed with the SEC on November 4, 1999.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed with the Commission during the last quarter of the period covered by this Annual Report is on Form 10-K.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      Except for a copy of this Annual Report on Form 10-K, no annual report to securities holders covering the registrants’ last fiscal year or proxy material will be sent to security holders.

DJ ORTHOPEDICS, LLC

SCHEDULE II — Valuation and Qualifying Accounts and Reserves

For the Three Years Ended December 31, 2000

	Allowance for	Reserve for
	Doubtful Accounts	Excess and
	and Sales Returns	Obsolete Inventory

Balance at December 31, 1997	$412,000	$750,000

Provision	1,407,000	172,000

Write-offs and recoveries, net	(1,463,000)	(366,000)

Balance at December 31, 1998	356,000	556,000

Provision	2,678,000	1,052,000

Write-offs and recoveries, net	(2,045,000)	(617,000)

Balance at December 31, 1999	989,000	991,000

Provision	6,285,000	17,050,000

Write-offs and recoveries, net	(2,996,000)	(14,267,000)

Balance at December 31, 2000	$4,278,000	$3,774,000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2001	DJ ORTHOPEDICS, LLC

	By:	/s/ LESLIE H. CROSS Leslie H. Cross President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LESLIE H. CROSS Leslie H. Cross	President, Chief Executive Officer and Manager (Principal Executive Officer)	March 15, 2001

/s/ CYRIL TALBOT III Cyril Talbot III	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2001

/s/ CHARLES T. ORSATTI Charles T. Orsatti	Manager	March 15, 2001

/s/ MITCHELL J. BLUTT, M.D. Mitchell J. Blutt, M.D.	Manager	March 15, 2001

/s/ DAMION E. WICKER, M.D. Damion E. Wicker, M.D.	Manager	March 15, 2001

/s/ W. BRETT INGERSOLL W. Brett Ingersoll	Manager	March 15, 2001

/s/ IVAN R. SABEL Ivan R. Sabel	Manager	March 15, 2001

/s/ KIRBY L. CRAMER Kirby L. Cramer	Manager	March 15, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2001	DJ ORTHOPEDICS CAPITAL CORPORATION

	By:	/s/ LESLIE H. CROSS Leslie H. Cross President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LESLIE H. CROSS Leslie H. Cross	President, Chief Executive Officer and Manager (Principal Executive Officer)	March 15, 2001

/s/ CYRIL TALBOT III Cyril Talbot III	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2001

/s/ CHARLES T. ORSATTI Charles T. Orsatti	Manager	March 15, 2001

/s/ MITCHELL J. BLUTT, M.D. Mitchell J. Blutt, M.D.	Manager	March 15, 2001

/s/ DAMION E. WICKER, M.D. Damion E. Wicker, M.D.	Manager	March 15, 2001

/s/ W. BRETT INGERSOLL W. Brett Ingersoll	Manager	March 15, 2001

/s/ IVAN R. SABEL Ivan R. Sabel	Manager	March 15, 2001

/s/ KIRBY L. CRAMER Kirby L. Cramer	Manager	March 15, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2001	DONJOY, L.L.C.

	By:	/s/ LESLIE H. CROSS Leslie H. Cross President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LESLIE H. CROSS Leslie H. Cross	President, Chief Executive Officer and Manager (Principal Executive Officer)	March 15, 2001

/s/ CYRIL TALBOT III Cyril Talbot III	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2001

/s/ CHARLES T. ORSATTI Charles T. Orsatti	Manager	March 15, 2001

/s/ MITCHELL J. BLUTT, M.D. Mitchell J. Blutt, M.D.	Manager	March 15, 2001

/s/ DAMION E. WICKER, M.D. Damion E. Wicker, M.D.	Manager	March 15, 2001

/s/ W. BRETT INGERSOLL W. Brett Ingersoll	Manager	March 15, 2001

/s/ IVAN R. SABEL Ivan R. Sabel	Manager	March 15, 2001

/s/ KIRBY L. CRAMER Kirby L. Cramer	Manager	March 15, 2001

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Operating Agreement of dj Orthopedics, LLC(1)

3.2	Third Amended and Restated Operating Agreement dated as of July 7, 2000 of DonJoy, L.L.C. (Incorporated by reference to Exhibit 3.1 to DonJoy’s report on Form 8-K dated July 21, 2000)

3.3	Certificate of Amendment to Certificate of Incorporation of DJ Orthopedics Capital Corporation(1)

3.4	By-laws of dj Orthopedics, LLC(1)

3.5	By-laws of DonJoy, LLC(1)

3.6	By-laws of DJ Orthopedics Capital Corporation(1)

4.1	Indenture dated as of June 30, 1999 among the Issuers, DonJoy and The Bank of New York, as Trustee(1)

4.2	Form of New Note (included as Exhibit B to Exhibit 4.1)(1)

4.3	Exchange and Registration Rights Agreement dated as of June 30, 1999 among the Issuers, DonJoy and Smith & Nephew(1)

10.1	Recapitalization Agreement dated as of April 29, 1999 among CDP, DonJoy and Smith & Nephew(1)

10.2	Group Research Centre Technology Agreement dated as of June 30, 1999 between DonJoy and Smith & Nephew(1)

10.3	Supply Agreement dated as of June 30, 1999 between DonJoy and Smith & Nephew(1)

10.4	Transition Services Agreement dated as of June 30, 1999 between DonJoy and Smith & Nephew(1)

10.4A	First Amendment to Transition Services Agreement dated as of December 21, 1999 between DonJoy and Smith & Nephew. (Incorporated by reference to Exhibit 10.29 to the Annual Report from Form 10-K for the fiscal year ended December 31, 1999).

10.5	Distribution Agreement dated as of June 30, 1999 between DonJoy, Smith & Nephew and the affiliates of Smith & Nephew listed on Schedule I thereto(1)

10.6	CERF Laboratories Agreement dated as of June 30, 1999 between DonJoy and Smith & Nephew(1)

10.7	Subleases dated as of June 30, 1999 between the dj Ortho and Smith & Nephew(1)

10.8	Guaranties dated as of June 30, 1999 executed by DonJoy(1)

10.9	Preferred Unit Purchase Agreement dated as of June 30, 1999 among DonJoy, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.) and First Union Investors(1)

10.10	Members’ Agreement dated as of June 30, 1999 among DonJoy, CDP, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), First Union Investors, Smith & Nephew and the Management Members(1)

10.11	Credit Agreement dated as of June 30, 1999 among the Issuers, DonJoy, the Lenders party thereto and First Union National Bank, as Administrative Agent(1)

10.11A	Agreement dated as of July 13, 2000 among DonJoy, L.L.C., DJ Orthopedics, L.L.C., the Lenders under that certain Credit Agreement dated as of June 30, 1999, as amended, First Union National Bank, as administrative agent, and The Chase Manhattan Bank, as syndication agent. (Incorporated by reference to Exhibit 10.3 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.12	Indemnity, Subrogation and Contribution Agreement dated as of June 30, 1999 among dj Ortho, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), DJ Capital Investors L.L.C. and First Union National Bank, as Collateral Agent(1)

10.13	Parent Guarantee Agreement dated as of June 30, 1999 between DonJoy and First Union National Bank, as Collateral Agent(1)

10.14	Subsidiary Guarantee Agreement dated as of June 30, 1999 between DJ Capital and First Union National Bank, as Collateral Agent(1)

10.15	Pledge Agreement dated as of June 30, 1999 among dj Ortho, DonJoy and First Union National Bank, as Collateral Agent(1)

10.16	Security Agreement dated as of June 30, 1999 among dj Ortho, DonJoy, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C), DJ Capital Investors, L.L.C. and First Union National Bank, as Collateral Agent(1)

10.17	Leasehold Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 30, 1999 by dj Ortho, as grantor, to First American Title Insurance Company, as trustee(1)

10.18	Employment Agreement dated as of June 30, 1999 between dj Ortho and Leslie H. Cross(1)

10.19	Employment Agreement dated as of June 30, 1999 between dj Ortho and Cyril Talbot III(1)

10.20	Employment Agreement dated as of June 30, 1999 between dj Ortho and Michael R. McBrayer(1)

10.21	Second Amended and Restated 1999 Option Plan of DonJoy dated August 18, 2000.

Exhibit
Number	Description

10.22	Retention Agreement dated December 14, 1998 between Smith & Nephew and Les Cross(1)

10.23	Retention Agreement dated December 14, 1998 between Smith & Nephew and Cy Talbot(1)

10.24	Retention Agreement dated December 14, 1998 between Smith & Nephew and Michael McBrayer(1)

10.25	Retention Agreement dated December 14, 1998 between Smith & Nephew and Chuck Bastyr(1)

10.26	Retention Agreement dated December 14, 1998 between Smith & Nephew and Peter Bray(1)

10.27	Retention Agreement dated December 14, 1998 between Smith & Nephew and Kent Bachman (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.28	Employment and Separation Agreement dated as of October 25, 1999 between Chuck Bastyr and dj Orthopedics, LLC (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.29	Asset Purchase Agreement dated as of July 7, 2000 among DePuy Orthopaedic Technology, Inc., dj Orthopedics, L.L.C., and DonJoy L.L.C. (Incorporated by reference to Exhibit 2.1 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.30	Preferred Unit Purchase Agreement dated as of July 7, 2000, among DonJoy, L.L.C., and J.P. Morgan Partners (23A SBIC), LLC (formerly CB Capital Investors, L.L.C.), First Union Capital Partners, L.L.C., DJC, Inc., TCW/Crescent Mezzanine Trust II, and TCW Leveraged Income Trust II, L.P. (Incorporated by reference to Exhibit 4.1 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.31	Common Unit Purchase Agreement dated as of July 7, 2000, among DonJoy, L.L.C., and Chase DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, and Cyril Talbot III, (Incorporated by reference to Exhibit 4.2 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.32	Secured Promissory Note dated as of July 7, 2000 between the Leslie H. Cross & Deborah L. Cross Family Trust and Leslie H. Cross and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.3 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.33	Secured Promissory Note dated as of July 7, 2000 between Cyril Talbot III and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.4 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.34	Secured Promissory Note dated as of July 7, 2000 between Michael R. McBrayer and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.5 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.35	Second Amended and Restated Pledge Agreement dated as of July 7, 2000, among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust , and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.6 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.36	Second Amended and Restated Pledge Agreement dated as of July 7, 2000, Cyril Talbot III, and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.7 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.37	Second Amended and Restated Pledge Agreement dated as of July 7, 2000, between Michael R. McBrayer and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.8 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.38	Unit Purchase Agreement dated as of June 28, 2000, among Smith & Nephew Disposal, Inc. and Chase DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family trust, Michael R. McBrayer, and Cyril Talbot III. (Incorporated by reference to Exhibit 4.9 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.39	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.10 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.40	Amended and Restated Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.11 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.41	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.12 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.42	Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.13 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.43	Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.14 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.44	Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.15 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.45	Amended and Restated Pledge Agreement dated as of June 28, 2000 among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust, and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.16 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.46	Amended and Restated Pledge Agreement dated as of June 28, 2000 between Cyril Talbot III and DonJoy,

Exhibit
Number	Description

L.L.C. (Incorporated by reference to Exhibit 4.17 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.47	Amended and Restated Pledge Agreement dated as of June 28, 2000 between Michael R. McBrayer and DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.18 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.48	Amendment No. 1 dated as of May 25, 2000 to the Credit Agreement dated as of June 30, 1999 (Incorporated by reference to Exhibit 10.1 to DonJoy’s report on Form 8-K dated July 21, 2000).

10.49	Transition Services Agreement dated as of July 7, 2000 among DePuy Orthopaedic Technology, Inc., DonJoy, L.L.C., and dj Orthopedics, L.L.C. (Incorporated by reference to Exhibit 10.2 to DonJoy’s report on Form 8-K dated July 21, 2000).

12.1	Statement re: computation of ratios of earning to fixed charges

21.1	Subsidiaries of the Registrants(1)

24.1	Powers of Attorney (included on the signature page)

(1)	Incorporated herein by reference to dj Ortho’s registration statement on Form S-4 (Registration No. 333-86835), originally filed with the SEC on November 4, 1999.