Form 10-Q
period 2001-03-31
DJ ORTHOPEDICS LLC; DJ ORTHOPEDICS CAPITAL CORP; DONJOY LLC
filed 2001-05-15
CIK 1094052, 1094051, 1094053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

DJ ORTHOPEDICS, LLC DJ ORTHOPEDICS CAPITAL CORPORATION DONJOY, L.L.C.	Yes [X] No [ ] Yes [X] No [ ] Yes [X] No [ ]

DJ ORTHOPEDICS, LLC
DJ ORTHOPEDICS CAPITAL CORPORATION
DONJOY, L.L.C.

		PAGE
FORM 10-Q INDEX

EXPLANATORY NOTE		2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000	3

	Consolidated Statements of Income for the three months ended March 31, 2001 (unaudited) and April 1, 2000 (unaudited)	4

	Consolidated Statements of Changes in Members’ Equity (Deficit) and Comprehensive Income for the year ended December 31, 2000 and the three months ended March 31, 2001 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2001 (unaudited) and April 1, 2000 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

EXPLANATORY NOTE

This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of DonJoy, L.L.C. “DonJoy”), a Delaware limited liability company, dj Orthopedics, LLC, a Delaware limited liability company (“dj Ortho”), a Delaware limited liability company and a wholly-owned subsidiary of DonJoy, and DJ Orthopedics Capital Corporation (“DJ Capital”), a Delaware corporation and a wholly-owned subsidiary of dj Ortho. DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho of $100,000,000 aggregate principal amount at maturity of 12 5/8% Senior Subordinated Notes due 2009. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for DJ Capital has been provided herein because management believes such information would not be meaningful because DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q and, accordingly, there is no separate information regarding DJ Capital to report herein. DonJoy is a guarantor of the Notes and of dj Ortho’s bank borrowings and has no material assets or operations other than its ownership of 100% of dj Ortho’s equity interests. dj Ortho represents substantially all of the revenues and net income of Donjoy. As a result, the consolidated financial position and results of operations of DonJoy are substantially the same as dj Ortho’s.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DONJOY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit information)

	March 31,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$2,650	$4,106

Accounts receivable, net of allowance for doubtful accounts of $4,729 and $4,278 at March 31, 2001 and December 31, 2000, respectively	35,723	34,498

Inventories, net	19,245	18,510

Other current assets	2,652	3,270

Total current assets	60,270	60,384

Property, plant and equipment, net	14,042	12,785

Intangible assets, net	74,735	75,419

Debt issuance costs, net	6,318	6,549

Other assets	801	535

Total assets	$156,166	$155,672

Liabilities and members’ deficit

Current liabilities:

Accounts payable	$5,640	$8,982

Accrued compensation	2,102	2,937

Accrued commissions	1,196	1,444

Long-term debt, current portion	1,274	1,274

Accrued interest	3,817	686

Other accrued liabilities	7,142	6,366

Total current liabilities	21,171	21,689

12 5/8% Senior Subordinated Notes	98,311	98,260

Other long-term debt, less current portion	57,369	57,688

Redeemable Preferred Units; 100,000 units authorized, 44,405 units issued and outstanding at March 31, 2001 and December 31, 2000; liquidation preference $45,026 and $43,688 at March 31, 2001 and December 31, 2000, respectively	43,256	41,660

Minority interest	148	—

Members’ deficit:

Common units; 2,900,000 units authorized, 793,890 units issued and outstanding at March 31, 2001 and December 31, 2000	74,754	74,754

Notes receivable from officers	(1,772)	(1,772)

Accumulated deficit	(137,071)	(136,607)

Total members’ deficit	(64,089)	(63,625)

Total liabilities and members’ deficit	$156,166	$155,672

See accompanying notes.

DONJOY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands)

	Three Months Ended

	March 31,	April 1,
	2001	2000

Net revenues	$41,780	$32,569

Cost of goods sold	16,767	12,884

Gross profit	25,013	19,685

Operating expenses:

Sales and marketing	12,862	8,486

General and administrative	5,491	4,783

Research and development	666	607

Total operating expenses	19,019	13,876

Income from operations	5,994	5,809

Interest expense	(4,777)	(3,811)

Interest income	86	125

Net income	1,303	2,123

Less: Preferred unit dividends and accretion of preferred unit fees	(1,527)	(1,226)

Net income (loss) available to members	$(224)	$897

See accompanying notes.

DONJOY, L.L.C.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
(in thousands, except unit information)

			Notes
	Common units		Receivable	Accumulated	Total members'	Comprehensive
	Units	Amount	from officers	Deficit	deficit	income

Balance at December 31, 1999	718,000	$66,521	$(1,400)	$(135,550)	$(70,429)

Issuance of common units at $109 per unit, in exchange for cash and notes receivable	75,890	8,272	(174)	—	8,098

Note receivable issued to Management for Purchase of common units	—	—	(124)	—	(124)

Transfer of interest receivable to note receivable	—	—	(74)	—	(74)

Transaction fees in connection with the Recapitalization	—	(39)	—	—	(39)

Stock options granted for services	—	—	—	36	36

Tax distributions to preferred unit holders	—	—	—	(563)	(563)

Preferred unit dividends and accretion of preferred unit fees	—	—	—	(5,415)	(5,415)

Net income (excluding $274 allocated to preferred unit holders)	—	—	—	4,885	4,885	$4,885

Balance at December 31, 2000	793,890	$74,754	$(1,772)	$(136,607)	$(63,625)	$4,885

Stock options granted for services (unaudited)	—	—	—	208	208

Tax distributions to preferred unit holders (unaudited)	—	—	—	(200)	(200)

Foreign currency translation adjustment (unaudited)	—	—	—	(179)	(179)	(179)

Preferred unit dividends and accretion of preferred unit fees (unaudited)	—	—	—	(1,527)	(1,527)

Net income (excluding $69 allocated to preferred unit holders) (unaudited)	—	—	—	1,234	1,234	1,234

Balance at March 31, 2001 (unaudited)	793,890	$74,754	$(1,772)	$(137,071)	$(64,089)	$1,055

See accompanying notes.

DONJOY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended

	March 31,	April 1,
	2001	2000

Operating activities

Net income	$1,303	$2,123

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,110	1,267

Amortization of debt issuance costs and discount on Senior Subordinated Notes	282	258

Stock options granted for services	208	—

Minority interest	148	—

Changes in operating assets and liabilities:

Accounts receivable	(1,225)	(1,642)

Inventories	(735)	(43)

Other current assets	618	(206)

Accounts payable	(3,342)	(696)

Accrued compensation	(835)	(571)

Accrued commissions	(248)	178

Accrued interest	3,131	3,156

Other accrued liabilities	776	418

Net cash provided by operating activities	2,191	4,242

Investing activities

Purchases of property, plant and equipment	(1,933)	(1,020)

Purchase of intangibles	(750)	—

Other assets	(266)	(186)

Net cash used in investing activities	(2,949)	(1,206)

Financing activities

Repayment of long-term debt	(319)	(125)

Debt issuance costs	—	(162)

Distributions	(200)	—

Net cash used in financing activities	(519)	(287)

Effect of exchange rate changes on cash	(179)	—

Net increase (decrease) in cash	(1,456)	2,749

Cash at beginning of period	4,106	5,927

Cash at end of period	$2,650	$8,676

Supplemental disclosure of cash flow information:

Interest paid	$1,365	$367

Supplemental disclosure of non-cash transactions:

Preferred units dividends and accretion of preferred unit fees	$1,527	$1,226

See accompanying notes.

DONJOY, L.L.C.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2001 and April 1, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DonJoy, L.L.C. (“DonJoy” or the “Company”) and the footnotes thereto included in DonJoy’s Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying consolidated financial statements at March 31, 2001 and April 1, 2000 are unaudited and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the financial position, operating results and cash flows for the interim date and interim periods presented.

Interim Accounting Periods

The Company’s fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. Results for the interim period ended March 31, 2001 are not necessarily indicative of the results to be achieved for the entire year or future periods. The three-month period ended March 31, 2001 contained one less business day than the three-month period ended April 1, 2000, resulting in the Company recognizing $0.7 million less in revenues in the three-month period ended March 31, 2001 as compared to the same period in 2000.

Recapitalization

On June 30, 1999, DonJoy consummated a $215.3 million recapitalization.. In the recapitalization, new investors, including Chase DJ Partners, L.L.C. (“CDP”) and affiliates of CDP, invested new capital of $94.6 million in DonJoy. In addition, certain members of management invested net equity of $0.5 million, by purchasing $1.8 million in equity which was financed in part by $1.4 million in interest-bearing, full recourse loans from DonJoy. DonJoy’s former parent retained 54,000 common units, which represented approximately 7.1% of total units in DonJoy then outstanding. In connection with the recapitalization transactions, DonJoy established dj Orthopedics, LLC (“dj Ortho”) and DJ Orthopedics Capital Corporation (“DJ Capital”). DonJoy sold all of its net assets including its shares of its wholly-owned Mexican subsidiary to dj Ortho for cash, which was funded with the net proceeds of $100.0 million of 12 5/8% Senior Subordinated Notes (the “Notes”) issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. The Notes are fully and unconditionally guaranteed by DonJoy. dj Ortho is a wholly-owned subsidiary of DonJoy and represents substantially all of the revenues and net income of DonJoy. DJ Capital is a wholly owned subsidiary of dj Ortho, has no significant assets or operations and was formed solely for the purpose of being a co-issuer of the Notes.

The proceeds of the equity investment together with $113.5 million of net proceeds from debt financing were used for approximately $199.1 million of consideration paid to redeem 92.9% of members’ equity from DonJoy’s former parent, and approximately $8.8 million of costs and fees paid in association with the recapitalization.

Transactions with the Former Parent, Smith & Nephew

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

The asset purchase agreement provided for the purchase of certain assets and the assumption of certain liabilities of Orthotech, comprising the Orthotech business, for a purchase price of $46.4 million in cash. We purchased primarily inventory, equipment and certain intellectual property. We were not required to assume any liabilities existing prior to the closing date. The Orthotech Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values.

Australian Joint Venture

Effective March 5, 2001, the Company invested in an Australian joint venture, dj Orthopaedics Pty Ltd (“dj Australia”) which is 60% owned by dj Ortho. dj Australia has replaced our Smith & Nephew distributor in Australia and will also sell two new product lines.

Foreign Currency Translation

The financial statements of the Company’s international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of the consolidated statements of changes in members’ equity (deficit).

Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

2. Financial Statement Information

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2001	2000

Raw materials	$7,755	$9,074

Work-in-progress	1,564	1,572

Finished goods	13,938	11,638

	23,257	22,284

Less reserves	(4,012)	(3,774)

	$19,245	$18,510

The reserve for excess and obsolete inventory as of March 31, 2001 and December 31, 2000 includes $2.2 million relating to the inventory acquired in the Orthotech Acquisition.

Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	March 31,	December 31,
	2001	2000

Buildings and leasehold improvements	$3,714	$3,676

Office furniture, fixtures, equipment and other	24,773	19,025

Construction in progress	1,942	5,804

	30,429	28,505

Less accumulated depreciation and amortization	(16,387)	(15,720)

	$14,042	$12,785

Intangible Assets

Intangible assets arose primarily from the initial acquisition of DonJoy in 1987 by the former parent, the Company’s acquisition of Professional Care Products, Inc. in 1995, and the Company’s acquisition of Orthotech in 2000. The Company acquired a license in 1999 related to the distribution of the PainBuster™ products. In addition, the Company re-acquired certain distribution rights in 2000. Intangible assets consist of the following (in thousands):

	Useful Life	March 31,	December 31,
	(in years)	2001	2000

Goodwill	20	$61,365	$61,365

Patented technology	5-20	15,187	14,437

Customer base	15-20	20,000	20,000

Licensing agreements	5	2,000	2,000

Assembled workforce	3-5	287	287

Other	5-20	1,599	1,599

		100,438	99,688

Less accumulated amortization		(25,703)	(24,269)

		$74,735	$75,419

Other Accrued Liabilities

Other accrued liabilities consist of (in thousands):

	March 31,	December 31,
	2001	2000

Accrued cost of distribution rights	$803	$1,050

Accrued returns	683	618

Accrued rebate expense	521	541

Accrued warranty expense	323	305

Other accruals	4,812	3,852

	$7,142	$6,366

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

	Three Months Ended

	March 31,	April 1,
	2001	2000

Net revenues:

Rigid knee bracing	$15,191	$13,379

Soft goods	15,125	10,641

Net revenues for reportable segments	30,316	24,020

Specialty and other orthopedic products	10,224	7,565

Freight revenue	1,240	984

Total consolidated net revenues	$41,780	$32,569

Gross profit:

Rigid knee bracing	$10,632	$9,566

Soft goods	6,988	5,300

Gross profit for reportable segments	17,620	14,866

Specialty and other orthopedic products	6,118	4,494

Freight revenue	1,240	984

Other cost of goods sold	35	(659)

Total consolidated gross profit	$25,013	$19,685

The accounting policies of the reportable segments are the same as those described in note 1 of the notes to DonJoy’s consolidated financial statements included in DonJoy’s 2001 Form 10-K filed with the Securities and Exchange Commission. dj Ortho allocates resources and evaluates the performance of segments based on gross profit. Intersegment sales were not significant for any period.

For the three months ended March 31, 2001 and April 1, 2000, dj Ortho had no individual customer, supplier or distributor within a segment which accounted for more than 10% or more of total annual revenues.

Assets allocated in foreign countries were not significant. Net revenues to customers, attributed to countries based on the location of the customer, were as follows (in thousands):

	Three Months Ended

	March 31,	April 1,
	2001	2000

United States	$35,816	$25,867

Europe	3,051	4,197

Third parties	1,673	1,521

Freight revenue	1,240	984

Total consolidated net revenues	$41,780	$32,569

dj Ortho does not allocate assets to reportable segments because all property and equipment are shared by all segments of dj Ortho.

4. Condensed Consolidating Financial Information

As discussed in Note 1 above, dj Ortho’s obligations under the Notes are guaranteed by its parent, DonJoy L.L.C. The Notes are guaranteed by DonJoy and co-issued by dj Ortho and DJ Capital, but are not guaranteed by any of the Company's foreign subsidiaries . This guarantee and any guarantee by a future wholly owned subsidiary guarantor, is full and unconditional. dj Ortho and DJ Capital comprise all the direct and indirect subsidiaries of DonJoy (other than inconsequential subsidiaries). We have concluded separate financial statements of DonJoy, dj Ortho and DJ Capital are not required to be filed as separate reports under the Securities Exchange Act of 1934. The Notes and the Amended Credit Agreement contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to DonJoy unless certain financial tests are satisfied in the case of the indenture or the consent of the lenders in the case of the credit facility. The indenture and the credit facility permit dj Ortho to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including dj Ortho. At March 31, 2001, under these requirements, neither dj Ortho nor DJ Capital would be permitted to make dividends, distributions, loans or advances to DonJoy except for the permitted tax distributions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 30, 1999, the Company consummated a $215.3 million recapitalization. In connection with the recapitalization transactions, the Company established dj Ortho and DJ Capital. The Company sold all of its net assets to dj Ortho for cash which was funded with the net proceeds of $100.0 million principal amount of 12 5/8% Notes issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. In addition, new investors, including certain members of management, invested new capital of $96.4 million in equity in DonJoy. The proceeds of the equity investment together with the debt financings were used as follows: (i) approximately $199.1 million as consideration paid to redeem a portion of the members’ equity from the Company’s former parent, and (ii) approximately $8.8 million to pay costs and fees in connection with the recapitalization. As part of the recapitalization agreement, immediately prior to the recapitalization, the Company’s former parent made a capital contribution in an amount equal to our then existing cash balance and canceled the liabilities listed under intercompany obligations (which included current and deferred income taxes due to Former Parent) and a then existing restructuring reserve which resulted in an additional capital contribution in those amounts. All such amounts were treated as a capital contribution by the former parent to members’ equity.

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

On July 7, 2000, the Company completed the purchase of certain assets and assumed certain liabilities of DePuy Orthotech related to DePuy Orthotech’s bracing and soft goods business, referred to as the Orthotech business. The Orthotech business developed, manufactured, and marketed an array of orthopedic products for the sports medicine market including braces, soft goods and specialty products which were similar to the products currently offered by the Company. The Orthotech business also has an inventory management and billing program that complemented the Company’s current OfficeCare program.

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

Effective March 5, 2001, the Company invested in an Australian joint venture, dj Orthopaedics Pty Ltd (“dj Australia”) which is 60% owned by dj Ortho. dj Australia has replaced our Smith & Nephew distributor in Australia and will also sell two new product lines.

The following discussion should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto and the other financial data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Domestic sales. In the United States, DonJoy brand products are marketed to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers by 30 commissioned sales agents who employ approximately 200 sales representatives to sell DonJoy products (including additional sales representatives added as a result of the Orthotech Acquisition). After a product order is received by a sales representative, the Company ships and bills the product directly to the orthopedic professional and the Company pays a sales commission to the agent. The gross profit and gross profit margins on DonJoy products sold in the United States do not include the commissions paid to the agents on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements. Excluding freight revenue, domestic sales of DonJoy brand products represented approximately 57.3% and 60.5% of total net revenues in the first three months of 2001 and 2000, respectively.

The Company’s ProCare products are sold in the United States to third party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell ProCare products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. Excluding freight revenue, domestic sales of ProCare products represented approximately 29.8% and 21.4% of total net revenues in the first three months of 2001 and 2000, respectively.

The change in the mix of domestic sales between the DonJoy and ProCare brands has been a direct result of the Orthotech Acquisition. A majority of the Orthotech products were integrated into the ProCare brands, thus increasing the percent of domestic sales sold under the ProCare brand while decreasing the percent of domestic sales sold under the DonJoy brand.

International sales. Excluding freight revenue, international sales, primarily in Europe, Canada and Japan, accounted for approximately 10.0% and 16.1% of the Company’s net revenues in the first three months of 2001 and 2000, respectively. Excluding freight revenue, total sales in Europe, Germany, Canada and Italy, accounted for approximately 66.9%, 24.8%, 13.2% and 11.1% of the Company’s international net revenues in the first three months of 2001, with no other country accounting for 10% or more of the Company’s international net revenues in the first three months of 2001. Sales in Japan accounted for approximately 8.6% of the Company’s international revenues in the first three months of 2001. The decrease in international net revenues as a percentage of total revenues in 2000 as compared to prior years is a direct result of the Orthotech business which historically consisted primarily of domestic sales. In addition, international sales were adversely impacted by foreign currency exchange fluctuations as the changes in the rate of exchange between the U.S. dollar and the Euro affected the cost of the Company’s products to its European customers.

International sales are currently made through two distinct channels: independent third party distributors (such as in Germany) and Smith & Nephew sales organizations within certain major countries (such as Canada). We distribute our products in Australia through dj Australia. Distributors in both of these channels buy and resell the Company’s products and have the ability to sell DonJoy and ProCare brand products within their designated countries. Excluding freight revenue, DonJoy brand products constituted approximately 80.9% of international net revenues in the first three months of 2001, as compared to 82.1% in the first three months of 2000. The Company believes future opportunities for sales growth within international markets are very good. The Company expects to increase international sales by continuing to reorganize and expand its international distribution network and by continuing to implement the marketing and distribution strategies which it has successfully utilized in the United States and certain international territories, most notably Germany. In particular, the Company has replaced 17 Smith & Nephew sales organizations with independent distributors and, in the case of Australia, its subsidiary, dj Australia who will focus on building strong relationships with the Company’s targeted customers and will be responsible for achieving specified sales targets.

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

In response to the historic and forecasted reductions of reimbursement rates and the impact of demand matching (where patients are evaluated as to age, need for mobility and other parameters and are then matched with an orthopedic recovery product that is cost effective in light of such evaluation), the Company and many of its competitors are introducing new product offerings at lower prices. This is particularly evident within the U.S. rigid knee bracing segment of the orthopedic recovery products industry where the Company and many of its competitors are offering lower priced, off-the-shelf products. The minimal sales growth in the Company’s rigid knee bracing product lines over the past few years has in part resulted from these price pressures. The increase in the first quarter of 2001 in revenues from the Company’s rigid knee bracing product line is due to the Orthotech Acquisition. Excluding sales of Orthotech products, revenue growth in the first quarter of 2001 within the rigid knee-bracing segment was minimal.

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

OfficeCare program. In 1996, in response to the needs of its customers, the Company launched OfficeCare, an inventory management and insurance billing program for its U.S. orthopedic physician customers. Under the

OfficeCare program, the Company provides the orthopedic physician with an inventory of orthopedic products for immediate disbursement to the physician’s patients. The Company then directly seeks reimbursement from the patient’s insurance company, other third party payor or from the patient when self-pay is applicable.

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

The OfficeCare program represented approximately 15.8% of the Company’s net revenues, excluding freight revenue, for the first three months of 2001 with sales of soft goods and specialty and other orthopedic products representing the majority of such sales. The OfficeCare program involves the Company’s lower priced soft goods products, but is designed to also strengthen the Company’s relationship with the customer, thereby also increasing sales of the higher end products. The OfficeCare program has historically experienced a strong growth rate, with an increase of sales of 118.5% in the first three months of 2001 over the first three months of 2000. The increase is primarily due to the Orthotech Acquisition. As a result of the growth of the program, the Company’s working capital needs have increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, OfficeCare has expanded the Company’s involvement in the third party reimbursement process, or in certain cases directly with the patient. The collection period for these receivables as compared to other segments of the Company’s business is significantly longer and has also resulted in a corresponding need to increase the Company’s bad debt allowance requirements.

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

Basis of presentation; taxes. Prior to the recapitalization, the Company’s results of operations were included in the consolidated federal income tax returns which its former parent filed in the United States and the historical financial statements reflect a provision for income taxes assuming that DonJoy had filed a separate federal income tax return. As limited liability companies, DonJoy and dj Ortho are not subject to income taxes following the recapitalization. Instead, DonJoy’s earnings following the recapitalization will be allocated to its members and included in the taxable income of its members. The indenture and the credit facility permit dj Ortho to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including dj Ortho.

Results of operations. The Company operates its business on a manufacturing calendar, with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. The first three months of 2001 contained one less business day than the first three months of 2000, which resulted in approximately $0.7 million less revenue in the first three months of 2001 as compared to the first three months of 2000. The components of the statement of operations as a percentage of revenues are as follows:

	Three Months Ended

	March 31,	April 1,
	2001	2000

Net revenues:

Rigid knee bracing	36.3%	41.1%

Soft goods	36.2	32.7

Specialty and other orthopedic products	24.5	23.2

Revenues from product lines	97.0	97.0

Freight revenue	3.0	3.0

Total consolidated net revenues	100.0	100.0

Cost of goods sold	40.1	39.5

Gross profit	59.9	60.5

Sales and marketing	30.8	26.1

General and administrative	13.2	14.7

Research and development	1.6	1.9

Income from operations	14.3	17.8

Interest expense	(11.4)	(11.7)

Interest income	0.2	0.4

Income before income taxes	3.1	6.5

Provision for income taxes	—	—

Net income and comprehensive net income	3.1%	6.5%

EBITDA (a) data:

Income from operations	$5,994	$5,809

Depreciation and amortization	2,110	1,267

	8,104	7,076

(a) “EBITDA” is defined as income from operations plus restructuring costs, merger and integration costs, and depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. Our definition of EBITDA differs from the definition of EBITDA under our credit agreement. Under both the credit agreement definition of EBITDA and our definition of EBITDA, we are in compliance with all debt covenants under the credit agreement. Our definition of EBITDA may not be comparable to that of other companies.

Three Months Ended March 31, 2001 Compared To Three Months Ended April 1, 2000

Net Revenues. Net revenues increased $9.2 million, or 28.3%, to $41.8 million for the first three months of 2001 from $32.6 million for the first three months of 2000. The first three months of 2001 contained one less business day than the first three months of 2000, which resulted in approximately $0.7 million less revenue in the first three months of 2001 as compared to the first three months of 2000. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $1.8 million over the prior period due to growth in the domestic sales for the OA and ligament product lines including the introduction of the OAdjuster™ brace in March 2000. Soft goods sales, excluding freight revenue, increased by $4.5 million over the prior period due primarily to the Orthotech Acquisition and increased sales volumes of wrist splints, ankle braces, knee braces and other general soft good supports. Specialty and other orthopedic products sales, excluding freight revenue, increased by $2.7 million over the prior period due primarily to increased sales of lower extremity walkers, cold therapy units, and shoulder braces, as well as the growth of the OfficeCare program.

Gross Profit. Gross profit increased $5.3 million, or 27.0%, to $25.0 million for the first three months of 2001 from $19.7 million for the first three months of 2000. Gross profit margin, exclusive of other cost of goods sold not allocable to specific product lines and freight revenue, decreased from 59.4% for the first three months of 2000 to 56.8% for the first three months of 2001 primarily as a result of increased soft goods product sales which carry a lower gross profit margin. Gross profit, excluding freight revenue, for the rigid knee bracing segment increased $1.1 million, with gross profit margin decreasing to 70.0% for the first three months of 2001 from 71.5% for the comparable period in 2000. This decrease in gross profit margin reflects the change in product mix. Gross profit, excluding freight revenue, for the soft goods segment increased $1.7 million, with gross profit margin decreasing to 46.2% for the first three months of 2001 from 49.8% for the comparable period in 2000. This decrease in gross profit margin is a result of the change in product mix, primarily related to the sales of the Orthotech products. Gross profit, excluding freight revenue, for the specialty and other orthopedic products segment increased $1.6 million, with gross profit margin increasing to 59.8% for the first three months of 2001 from 59.4% for the comparable period in 2000. The increase in gross profit margin reflects lower costs associated with the production of walkers, which resulted from the production of these walkers moving to the Company’s facilities in Mexico in the first quarter of 2000 to take advantage of labor cost savings.

Sales and Marketing Expenses. Sales and marketing expenses increased $4.4 million, or 51.6%, to $12.9 million for the first three months of 2001 from $8.5 million for the first three months of 2000. The increase is primarily due to increased commissions due to higher sales of DonJoy products in the United States, increased freight expenses, increased costs associated with the OfficeCare program and an increase in salaries and benefits due to increased headcount in support of the increased volume due to the Orthotech Acquisition. The majority of these increases are a direct result of the Orthotech Acquisition. In addition, the amortization expense related to the intangibles acquired in the Orthotech Acquisition are included in the first three months of 2001.

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 14.8%, to $5.5 million for the first three months of 2001 from $4.8 million for the first three months of 2000. The increase was primarily due to increased salaries and benefits and an increase in amortization associated with the intangible assets acquired as part of the Orthotech Acquisition. Overall, general and administrative expenses declined as a percentage of revenues to 13.1% for the first three months of 2001 from 14.7% for the comparable period of 2000.

Research and Development Expenses. Research and development expenses were approximately equal over the two periods. During the first three months of 2001, the Company continued to focus on the development of the DonJoy VISTA™ System, which was introduced in March of 2001. In addition, the Company developed a low cost ACL off-the-shelf brace, a new post operative brace line with telescoping bars along with other competitive products.

Interest Expense. Interest expense increased approximately $1.0 million, or 25.3% to $4.8 million in the first three months of 2001 from $3.8 million in the first three months of 2000. The 2001 interest expense reflects the additional interest expense on the $24.0 million term loan and the $20.6 million borrowing under the revolving credit facility, both of which were incurred in July 2000 to partially finance the Orthotech Acquisition and fund working capital needs of the Company.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company’s long-term indebtedness at March 31, 2001 was $157.0 million.

Net cash provided by operating activities was $2.2 million and $4.2 million in the first three months of 2001 and 2000, respectively. The decrease of $2.0 million in the first three months of 2001 primarily reflects the increased levels in inventories in conjunction with the working capital needs associated with the Orthotech Acquisition combined with decreased levels of accounts payable.

Cash flows used in investing activities were $2.9 million and $1.2 million in the first three months of 2001 and 2000, respectively. Capital expenditures in the first three months of 2001 primarily reflected an increase in the capitalization of costs directly associated with the Company’s acquisition and implementation of an enterprise resource planning system (“ERP”) which was completed in March 2001 and investments in manufacturing equipment.

Cash flows used in financing activities were $0.5 million and $0.3 million in the first three months of 2001 and 2000, respectively. The increase in the first three months of 2001 is the result of the Company’s distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, which is permitted under the indenture and the credit facility.

Interest payments on the Notes and on borrowings under the credit facility have significantly increased the Company’s liquidity requirements. The credit facility provided for two term loans totaling $39.5 million, of which $38.0 million was outstanding at March 31, 2001. The first term loan, in the amount of $15.5 million, was borrowed in connection with the recapitalization and the second term loan, in the amount of $24.0 million, was borrowed to finance the Orthotech Acquisition. The Company also has available up to $25.0 million of revolving credit borrowings under the revolving credit facility, which are available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of March 31, 2001, the Company has borrowed $20.6 million under that facility, primarily due to the Orthotech Acquisition. Borrowings under the term loans and the revolving credit facility bear interest at variable rates plus an applicable margin.

In addition, the Company is required to make annual mandatory prepayments of the term loans under the credit facility in an amount equal to 50% of excess cash flow (as defined in the credit facility) (75% if the Company’s leverage ratio exceeds a certain level). The Company had no excess cash flow at December 31, 2000. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by DonJoy, dj Ortho or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by DonJoy, dj Ortho or any of its subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required at December 31, 2000.

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

As part of its strategy, the Company intends to pursue acquisitions, such as the Orthotech Acquisition, and investments and strategic alliances, such as the dj Australia joint venture. The Company may require new sources of financing to consummate any such transactions, including additional debt or equity financing. There can be no assurance that such additional sources of financing will be available on acceptable terms if at all.

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

Seasonality

The Company generally records its highest net revenues in the first and fourth quarters due to the greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his annual insurance deductible than in the first three-quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. Conversely, the Company generally has lower net revenues during its second and third quarters as a result of decreased sports activity and fewer orthopedic surgeries. The Company’s results of operations would be adversely and disproportionately affected if the Company’s sales were substantially lower than those normally expected during its first and fourth quarters. Increases in the Company’s net revenues beginning in the third quarter of 2000 reflect the Orthotech Acquisition.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on dj Ortho’s balance sheet at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” which defers the adoption requirement to the first quarter of 2001. The impact on the Company’s financial statements for the first three months of 2001 is not material.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, the statements about our plans, strategies, and prospects. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “will,” “plan,” “intend,” and similar expressions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements we make in this prospectus include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the ability to generate cash to service our debts; (iv) healthcare reform and the emergence of managed care and buying groups; (v) patents and proprietary know-how; (vi) uncertainty of domestic and foreign regulatory clearance and approvals; (vii) dependence on orthopedic professionals, agents and distributors; (viii) our dependence on certain key personnel; (ix) risks related to competition in our markets; (x) risks related to changing technology and new product developments; (xi) the sensitivity of our business to general economic conditions; (xii) uncertainty relating to third party reimbursement; and (xiii) the other factors affecting future performance referred to under the caption “Risks Factors” in DonJoy’s Annual Report on Form 10-K for the year ended December 31, 2000. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations. Primary exposure includes changes in interest rates. The Company is exposed to interest rate risk in connection with the term loans and borrowings under the revolving credit facility which bear interest at floating rates based on London Inter-Bank Offered Rate (“LIBOR”) or the prime rate plus an applicable borrowing margin. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of March 31, 2001, the Company had $98.3 million principal amount of fixed rate debt represented by the Notes and $58.6 million of variable rate debt represented by borrowings under the new credit facility (at an interest rates ranging from 7.813% to 9.25% as of March 31, 2001). Based on the Company’s current balance outstanding under the credit facility, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $0.6 million on an annual basis. At March 31, 2001, up to $4.4 million of variable rate borrowings was available under the revolving credit facility. The Company may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, the Company, as a matter of policy, does not enter into derivative or other financial investments for trading or speculative purposes.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Shareholders Agreement Between dj Orthopedics, LLC and dj Orthopaedics Pty Ltd

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 15, 2001 on its behalf by the undersigned thereunto duly authorized.

DJ ORTHOPEDICS, LLC
DJ ORTHOPEDICS CAPITAL CORPORATION
DONJOY, L.L.C.

(Registrant)

Date: May 15, 2001	BY:	/s/ LESLIE H. CROSS

Leslie H. Cross President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2001	BY:	/s/ CYRIL TALBOT III

Cyril Talbot III Chief Financial Officer and Secretary (Principal Financial Officer)

Exhibit Index

Exhibit
No.	Description

10.1	Shareholders Agreement Between dj Orthopedics, LLC and dj Orthopaedics Pty Ltd