Form 10-Q
period 2001-06-30
DJ ORTHOPEDICS LLC; DONJOY LLC; DJ ORTHOPEDICS CAPITAL CORP
filed 2001-08-14
CIK 1094052, 1094053, 1094051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DONJOY, L.L.C.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit information)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$3,980	$4,106

Accounts receivable, net of discounts and allowances of $6,241 and $4,278 at June 30, 2001 and December 31, 2000, respectively	40,602	34,498

Inventories, net	19,191	18,510

Other current assets	2,585	3,270

Total current assets	66,358	60,384

Property, plant and equipment, net	14,627	12,785

Intangible assets, net	73,235	75,419

Debt issuance costs, net	6,088	6,549

Other assets	1,080	535

Total assets	$161,388	$155,672

Liabilities and members’ deficit

Current liabilities:

Accounts payable	$8,585	$8,982

Accrued compensation	2,694	2,937

Accrued commissions	1,201	1,444

Accrued interest	632	686

Long-term debt, current portion	1,274	1,274

Other accrued liabilities	6,502	6,366

Total current liabilities	20,888	21,689

12 5/8% Senior Subordinated Notes	98,362	98,260

Other long-term debt, less current portion	52,050	57,688

Redeemable Preferred Units; 100,000 units authorized, 44,405 units issued and outstanding at June 30, 2001 and December 31, 2000; liquidation preference $46,229 and $43,688 at June 30, 2001 and December 31, 2000, respectively	44,895	41,660

Minority interest	140	—

Members’ deficit:

Common units; 2,900,000 units authorized, 885,633 and 793,890 units issued and outstanding at June 30, 2001 and December 31, 2000, respectively	84,529	74,754

Notes receivable from officers	(2,071)	(1,772)

Accumulated deficit	(137,405)	(136,607)

Total members’ deficit	(54,947)	(63,625)

Total liabilities and members’ deficit	$161,388	$155,672

See accompanying notes.

DONJOY, L.L.C.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net revenues	$42,988	$30,432	$83,283	$62,313

Cost of goods sold	17,913	12,321	34,680	25,205

Gross profit	25,075	18,111	48,603	37,108

Operating expenses:

Sales and marketing	12,137	7,917	23,514	15,715

General and administrative	6,573	4,251	12,064	9,034

Research and development	634	557	1,300	1,164

Total operating expenses	19,344	12,725	36,878	25,913

Income from operations	5,731	5,386	11,725	11,195

Interest expense	(4,567)	(3,798)	(9,344)	(7,609)

Interest income	95	128	181	253

Net income	$1,259	$1,716	$2,562	$3,839

Less: Preferred unit dividends and accretion of preferred unit fees	(1,579)	(1,254)	(3,106)	(2,480)

Net income (loss) available to members	$(320)	$462	$(544)	$1,359

See accompanying notes.

DONJOY, L.L.C.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ DEFICIT
AND COMPREHENSIVE INCOME
(in thousands, except unit information)

	Common units		Notes
			receivable	Accumulated	Total members'	Comprehensive
	Units	Amount	from officers	deficit	deficit	income

Balance at December 31, 1999	718,000	$66,521	$(1,400)	$(135,550)	$(70,429)
Issuance of common units at $109 per unit, in exchange for cash and notes receivable	75,890	8,272	(174)	—	8,098

Note receivable issued to Management for purchase of common units	—	—	(124)	—	(124)

Transfer of interest receivable to note receivable	—	—	(74)	—	(74)

Transaction fees in connection with the Recapitalization	—	(39)	—	—	(39)

Stock options granted for services	—	—	—	36	36

Tax distributions to preferred unit holders	—	—	—	(563)	(563)

Preferred unit dividends and accretion of preferred unit fees	—	—	—	(5,415)	(5,415)

Net income (excluding $274 allocated to preferred unit holders)	—	—	—	4,885	4,885	4,885

Balance at December 31, 2000	793,890	74,754	(1,772)	(136,607)	(63,625)	4,885

Issuance of common units at $109 per unit, in exchange for cash and notes receivable, net of transaction fees of $222 (unaudited)	91,743	9,775	(211)	—	9,564

Transfer of interest receivable to note receivable (unaudited)	—	—	(88)	—	(88)

Stock options granted for services (unaudited)	—	—	—	208	208

Tax distributions to preferred unit holders (unaudited)	—	—	—	(200)	(200)

Foreign currency translation adjustment (unaudited)	—	—	—	(133)	(133)	(133)

Preferred unit dividends and accretion of preferred unit fees (unaudited)	—	—	—	(3,106)	(3,106)

Net income (excluding $129 allocated to preferred unit holders) (unaudited)	—	—	—	2,433	2,433	2,433

Balance at June 30, 2001 (unaudited)	885,633	$84,529	$(2,071)	$(137,405)	$(54,947)	$2,300

See accompanying notes.

DONJOY, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended

	June 30,	July 1,
	2001	2000

Operating activities

Net income	$2,562	$3,839

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,638	2,554

Amortization of debt issuance costs and discount on Senior Subordinated Notes	563	516

Stock options granted for services	208	—

Minority interest	140	—

Changes in operating assets and liabilities:

Accounts receivable	(6,104)	(1,156)

Inventories	(681)	(1,334)

Other current assets	597	(118)

Accounts payable	(397)	(1,148)

Accrued compensation	(243)	(66)

Accrued commissions	(243)	53

Accrued interest	(54)	117

Other accrued liabilities	196	373

Net cash provided by operating activities	1,182	3,630

Investing activities

Purchases of property, plant and equipment	(3,481)	(2,720)

Purchase of intangibles	(750)	—

Investment in Alaron	(125)	—

Other assets	(545)	(423)

Net cash used in investing activities	(4,901)	(3,143)

Financing activities

Repayment of long-term debt	(5,638)	(250)

Debt issuance costs	—	(162)

Net proceeds from issuance of common units	9,564	—

Note receivable issued for purchase of common units	—	(124)

Transaction fees	—	(39)

Distributions to preferred unit holders	(200)	(236)

Net cash provided by (used in) financing activities	3,726	(811)

Effect of exchange rate changes on cash	(133)	—

Net decrease in cash	(126)	(324)

Cash at beginning of period	4,106	5,927

Cash at end of period	$3,980	$5,603

Supplemental disclosure of cash flow information:

Interest paid	$8,836	$6,976

Supplemental disclosure of non-cash transactions:

Preferred unit dividends and accretion of preferred unit fees	$3,106	$2,480

Common units issued in exchange for notes receivable and transfer of interest receivable to notes receivable	$299	$—

See accompanying notes.

DONJOY, L.L.C.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2001 and July 1, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DonJoy, L.L.C. (“DonJoy” and together with its subsidiaries, the “Company”) and the footnotes thereto included in DonJoy’s Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying consolidated financial statements at June 30, 2001 and July 1, 2000 and for the three and six months then ended are unaudited and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended June 30, 2001 are not necessarily indicative of the results to be achieved for the entire year or future periods.

Interim Accounting Periods
DonJoy’s fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. The three-month period ended June 30, 2001 contained the same number of business days as the three-month period ended July 1, 2000. The six-month period ended June 30, 2001 contained one less business day than the six-month period ended July 1, 2000, resulting in the Company recognizing approximately $0.7 million less in revenues in the six-month period ended June 30, 2001 as compared to the same period in 2000.

Recapitalization
On June 30, 1999, DonJoy consummated a $215.3 million recapitalization. In the recapitalization, new investors, including J.P. Morgan DJ Partners, L.L.C. (“JPMDJP”), formerly Chase DJ Partners, L.L.C., and affiliates of JPMDJP, invested new capital of $94.6 million in DonJoy. In addition, certain members of management invested net equity of $0.4 million, by purchasing $1.8 million in equity which was financed in part by $1.4 million in interest-bearing, full recourse loans from DonJoy. DonJoy’s former parent retained 54,000 common units, which represented approximately 7.1% of total units in DonJoy then outstanding. In connection with the recapitalization transactions, DonJoy established dj Orthopedics, LLC (“dj Ortho”) and DJ Orthopedics Capital Corporation (“DJ Capital”). DonJoy sold all of its net assets including shares of its wholly-owned Mexican subsidiary to dj Ortho for cash, which was funded with the net proceeds of $100.0 million of 12 5/8% Senior Subordinated Notes (the “Notes”) issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. The Notes are fully and unconditionally guaranteed by DonJoy. dj Ortho is a wholly-owned subsidiary of DonJoy and represents substantially all of the revenues and net income of DonJoy. DJ Capital is a wholly owned subsidiary of dj Ortho, has no significant assets or operations and was formed solely for the purpose of being a co-issuer of the Notes.

The proceeds of the equity investment together with $113.5 million of net proceeds from the debt financings were used for approximately $199.1 million of consideration paid to redeem 92.9% of members’ equity from DonJoy’s former parent, and approximately $8.8 million of costs and fees paid in association with the recapitalization.

Transactions with the Former Parent, Smith & Nephew
In accordance with a unit purchase agreement dated as of June 28, 2000, the former parent sold its remaining interest of 54,000 common units in DonJoy to JPMDJP and certain members of management for $5.9 million. JPMDJP purchased 52,495 common units for a total consideration of $5.7 million and the members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, substantially all of which was financed by DonJoy and evidenced by full recourse promissory notes. As a result of this transaction, Smith and Nephew, Inc. is no longer a related party; accordingly, the Company no longer reflects its transactions with Smith & Nephew, Inc. separately as transactions with an affiliate in its consolidated financial statements.

Orthotech Acquisition
On July 7, 2000, the Company completed the purchase of certain assets and assumed certain liabilities (“the Orthotech Acquisition”) of DePuy Orthopaedic Technology, Inc. (“DePuy Orthotech”), a subsidiary of Johnson & Johnson, related to DePuy Orthotech’s bracing and soft goods business (“Orthotech”). Orthotech developed, manufactured, and marketed an array of orthopedic products for the sports medicine market, including braces, soft goods and specialty products which were similar to the products offered by the Company.

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

Australian Joint Venture
Effective March 5, 2001, the Company invested in an Australian joint venture, dj Orthopaedics Pty Ltd (“dj Australia”) which is 60% owned by dj Ortho. dj Australia has replaced the Smith & Nephew distributor in Australia and also sells two new product lines.

Alaron Acquisition
On June 1, 2001, the Company acquired Alaron Technologies, L.L.C. (“Alaron”) under an asset purchase agreement (the “Alaron Acquisition”). Alaron provided product development, manufacturing and supply chain management services related to medical and surgical devices.

The asset purchase agreement provided for the purchase of certain assets and the assumption of certain liabilities of Alaron, comprising the Alaron business, for a purchase price of $0.5 million in cash payable in four equal quarterly installments on closing, July 31, 2001, October 1, 2001 and November 30, 2001. The Company purchased primarily equipment and acquired technology. The Alaron Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.

Equity Investment
In connection with an equity investment in June 2001, DonJoy sold in a private placement 89,186 common units to JPMDJP for gross proceeds of $9.7 million and 2,557 common units to certain members of management for gross proceeds of $0.3 million (of which $0.2 million was paid for through the issuance of full recourse promissory notes to DonJoy).

Foreign Currency Translation
The financial statements of the Company’s international operations where the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of the consolidated statements of changes in members’ equity (deficit).

Reclassifications
To be consistent with the current period’s presentation, the Company has reclassified $0.5 million and $1.2 million of charges for the three and six months ended July 1, 2000, respectively, which were previously included in selling and marketing expenses, against revenues related to its OfficeCare program. Based on the nature of the charges, management believes that the charges are more appropriately presented as adjustments to revenue than as operating expenses. The effect of this reclassification had no effect on net income for the three and six months ended July 1, 2000.

2. Financial Statement Information

Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Raw materials	$8,472	$9,074

Work-in-progress	1,558	1,572

Finished goods	13,192	11,638

	23,222	22,284

Less reserves	(4,031)	(3,774)

	$19,191	$18,510

The reserve for excess and obsolete inventory as of June 30, 2001 and December 31, 2000 includes $2.0 million relating to the inventory acquired in the Orthotech Acquisition.

Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	June 30,	December 31,
	2001	2000

Buildings and leasehold improvements	$4,047	$3,676

Office furniture, fixtures, equipment and other	25,935	19,025

Construction in progress	2,081	5,804

	32,063	28,505

Less accumulated depreciation and amortization	(17,436)	(15,720)

	$14,627	$12,785

Intangible Assets
Intangible assets arose primarily from the initial acquisition of DonJoy in 1987 by the former parent, the Company’s acquisition of Professional Care Products, Inc. in 1995, the Company’s acquisition of Orthotech in 2000 and the Company’s acquisition of Alaron in 2001. The Company acquired a license in 1999 related to the distribution of the PainBuster™ products. In addition, the Company re-acquired certain distribution rights in 2000. Intangible assets consist of the following (in thousands):

	Useful Life	June 30,	December 31,
	(in years)	2001	2000

Goodwill	20	$60,930	$61,365

Patented technology	5-20	15,549	14,437

Customer base	15-20	20,000	20,000

Licensing agreements	5	2,000	2,000

Other	3-20	1,936	1,886

		100,415	99,688

Less accumulated amortization		(27,180)	(24,269)

		$73,235	$75,419

Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	June 30,	December 31,
	2001	2000

Accrued cost of distribution rights	$613	$1,050

Accrued returns	587	618

Accrued rebate expense	588	541

Accrued warranty expense	331	305

Other accruals	4,383	3,852

	$6,502	$6,366

3. Segment and Related Information

dj Ortho has two reportable segments as defined by Financial Accounting Standards Board SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. dj Ortho’s reportable segments are business units that offer different products that are managed separately because each business requires different technology and marketing strategies. The rigid knee bracing segment designs, manufactures and sells rigid framed ligament and osteoarthritis knee braces and post-operative splints. The soft goods segment designs, manufactures and sells fabric, neoprene and Drytex based products for the knee, ankle, shoulder, back and wrist. dj Ortho’s other operating segments are included in specialty and other complementary orthopedic products. None of the other segments met any of the quantitative thresholds for determining reportable segments. Information regarding industry segments is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net revenues:

Rigid knee bracing	$16,808	$13,394	$32,661	$27,672

Soft goods	15,713	10,090	30,307	20,563

Net revenues for reportable segments	32,521	23,484	62,968	48,235

Specialty and other complementary orthopedic products	9,287	6,071	17,895	12,217

Freight revenue	1,180	877	2,420	1,861

Total consolidated net revenues	$42,988	$30,432	$83,283	$62,313

Gross profit:

Rigid knee bracing	$12,058	$9,670	$23,281	$19,853

Soft goods	7,088	4,665	13,225	9,686

Gross profit for reportable segments	19,146	14,335	36,506	29,539

Specialty and other complementary orthopedic products	4,756	3,429	9,649	6,897

Freight revenue	1,180	877	2,420	1,861

Other cost of goods sold	(7)	(530)	28	(1,189)

Total consolidated gross profit	$25,075	$18,111	$48,603	$37,108

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to DonJoy’s Consolidated Financial Statements included in DonJoy’s 2000 Form 10-K filed with the Securities and Exchange Commission. dj Ortho allocates resources and evaluates the performance of segments based on gross profit. Intersegment sales were not significant for any period.

For the six months ended June 30, 2001 and July 1, 2000, respectively, dj Ortho had no individual customer, supplier or distributor within a segment which accounted for more than 10% or more of total revenues.

Assets allocated in foreign countries were not significant. Net revenues to customers, attributed to countries based on the location of the customer, were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

United States	$36,638	$25,806	$71,527	$51,475

Europe	3,831	2,497	6,570	6,186

Rest of world	1,339	1,252	2,766	2,791

Freight revenue	1,180	877	2,420	1,861

Total consolidated net revenues	$42,988	$30,432	$83,283	$62,313

dj Ortho does not allocate assets to reportable segments because all property and equipment are shared by all segments of dj Ortho.

4. Consolidating Financial Information

As discussed in Note 1 above, dj Ortho’s obligations under the Notes are guaranteed by its parent, DonJoy L.L.C. The Notes are guaranteed by DonJoy and co-issued by dj Ortho and DJ Capital, but are not guaranteed by dj Orthopedics, LLC de Mexico de S.A. de C.V., dj Australia, or dj Ortho Canada, Inc., dj Ortho’s only existing subsidiaries (other than DJ Capital). DonJoy’s guarantee and any guarantee by a future wholly owned subsidiary guarantor, is full and unconditional. dj Ortho and DJ Capital comprise all the direct and indirect subsidiaries of DonJoy (other than inconsequential subsidiaries). We have concluded separate financial statements of DonJoy, dj Ortho and DJ Capital are not required to be filed as separate reports under the Securities Exchange Act of 1934. The Notes and the Amended Credit Agreement contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to DonJoy unless certain financial tests are satisfied in the case of the indenture or the consent of the lenders is obtained in the case of the credit facility. The indenture and the credit facility permit dj Ortho to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including dj Ortho. At June 30, 2001, under these requirements, neither dj Ortho nor DJ Capital would be permitted to make dividends, distributions, loans or advances to DonJoy except for the permitted tax distributions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

DonJoy is a guarantor of the notes and of the credit facility and has no material assets or operations other than its ownership of all dj Ortho’s equity interests. As a result, the discussion below of the historical consolidated financial position and results of operations of DonJoy is substantially the same as dj Ortho’s. No financial information of DJ Capital, the co-issuer of the notes, is included herein because management believes such information would not be material given that DJ Capital has no assets, liabilities or operations.

On June 30, 1999, the Company consummated a $215.3 million recapitalization. In connection with the recapitalization transactions, the Company established dj Ortho and DJ Capital. The Company sold all of its net assets to dj Ortho for cash which was funded with the net proceeds of $100.0 million principal amount of 12 5/8% Notes issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. In addition, new investors, including certain members of management, invested new capital of $96.4 million in equity in DonJoy. The proceeds of the equity investment together with the debt financings were used as follows: (i) approximately $199.1 million as consideration paid to redeem a portion of the members’ equity from the Company’s former parent, and (ii) approximately $8.8 million to pay costs and fees in connection with the recapitalization. As part of the recapitalization agreement, immediately prior to the recapitalization, the Company’s former parent made a capital contribution in an amount equal to our then existing cash balance and canceled the liabilities listed under intercompany obligations (which included current and deferred income taxes due to the former parent) and a then existing restructuring reserve which resulted in an additional capital contribution in those amounts. All such amounts were treated as a capital contribution by the former parent to members’ equity.

In accordance with a unit purchase agreement dated as of June 28, 2000, the former parent sold its remaining interest of 54,000 common units in DonJoy to JPMDJP and certain members of management for $5.9 million. JPMDJP purchased 52,495 common units for a total consideration of $5.7 million and the members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, which they financed by cash and promissory notes issued to DonJoy.

On July 7, 2000, the Company completed the purchase of certain assets and assumed certain liabilities of DePuy Orthotech (the “Orthotech Acquisition”) related to DePuy Orthotech’s bracing and soft goods business, referred to as the Orthotech business. The Orthotech business developed, manufactured, and marketed an array of orthopedic products for the sports medicine market including braces, soft goods and specialty products which were similar to the products offered by the Company. The Orthotech business also had an inventory management and billing program that complemented the Company’s OfficeCare program.

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

Effective March 5, 2001, the Company invested in an Australian joint venture, dj Orthopaedics Pty Ltd (“dj Australia”), which is 60% owned by dj Ortho. dj Australia has replaced our Smith & Nephew distributor in Australia and also sells two new product lines.

On June 1, 2001, the Company acquired Alaron Technologies, L.L.C. (“Alaron”) under an asset purchase agreement (the “Alaron Acquisition”). Alaron provided product development, manufacturing and supply chain management services related to medical and surgical devices.

The asset purchase agreement provided for the purchase of certain assets and the assumption of certain liabilities of Alaron, comprising the Alaron business, for a purchase price of $0.5 million in cash payable in four equal quarterly installments on closing, July 31, 2001, October 1, 2001 and November 30, 2001. The Company purchased primarily equipment and acquired technology. The Alaron Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values.

The following discussion should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto and the other financial data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Segments. The Company is a world leading designer, manufacturer and marketer of products and services for the orthopedic sports medicine market. The Company’s product lines include rigid knee braces, soft goods, a portfolio of specialty and other complementary orthopedic products and our recently introduced line of surgical products. The Company’s rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and osteoarthritis (OA) braces, which provide relief of knee pain due to osteoarthritis. The Company’s soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for injuries of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. The Company’s portfolio of specialty and other complementary orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity walkers, upper extremity braces, cold therapy systems and pain management delivery systems. Our recently introduced surgical products include fixation devices for soft tissue repair in the knee as well as to address cartilage damage due to trauma or osteoarthritis. The rigid knee brace product lines and the soft goods product lines constitute reportable segments under generally accepted accounting principles. See Note 3 of Notes to Unaudited Consolidated Financial Statements. We began selling Alaron Surgical products in the third quarter of 2001.

Domestic sales. In the United States, DonJoy brand products are marketed to orthopedic sports medicine surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers. Our surgical products which are sold under the Alaron Surgical brand name are marketed to orthopedic sports medicine surgeons, hospitals and surgery centers. Both DonJoy and Alaron Surgical products are sold by 38 commissioned sales agents who employ approximately 210 sales representatives. After a product order is received by a sales representative, the Company ships the product directly to the orthopedic professional and the Company pays a sales commission to the agent. The gross profit and gross profit margins on DonJoy products sold in the United States do not include the commissions paid to the agents on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements. Excluding freight revenue, domestic sales of DonJoy brand products represented approximately 58.1% and 63.4% of total net revenues in the second quarter of 2001 and 2000, respectively, and approximately 59.6% and 62.6% of total net revenues in the first six months of 2001 and 2000, respectively.

The Company’s ProCare products are sold in the United States to third party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell ProCare products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. Excluding freight revenue, domestic sales of ProCare products represented approximately 28.2% and 22.6% of total net revenues in the second quarter of 2001 and 2000, respectively, and approximately 27.6% and 21.1% of total net revenues in the first six months of 2001 and 2000, respectively.

The change in the mix of domestic sales between the DonJoy and ProCare brands has been a direct result of the Orthotech Acquisition. A majority of the Orthotech products were integrated into the ProCare brands, thus increasing the percent of domestic sales sold under the ProCare brand while decreasing the percent of domestic sales sold under the DonJoy brand.

International sales. Excluding freight revenue, international sales accounted for approximately 12.4% and 12.7% of the Company’s net revenues in the second quarter of 2001 and 2000, respectively, and approximately 11.5% and 14.8% of the Company’s net revenues in the first six months of 2001 and 2000, respectively. Excluding freight revenue, total sales in Europe, Germany and Canada, accounted for approximately 67.1%, 41.4% and 9.3% of the Company’s international net revenues in the second quarter of 2001, with no other country accounting for 10% or more of the Company’s international net revenues in the second quarter of 2001. Excluding freight revenue, total sales in Europe, Germany and Canada accounted for approximately 63.7%, 33.9% and 11.1% of the Company’s international revenues in the first six months of 2001, with no other country accounting for 10% or more of the Company’s international net revenues in the first six months of 2001. Sales in Japan accounted for approximately 6.8% and 7.6% of the Company’s international revenues in the second quarter of 2001 and the first six months of 2001, respectively. The decrease in international net revenues as a percentage of total revenues in 2001 as compared to 2000 is a direct result of the Orthotech business which historically consisted primarily of domestic sales. International sales in 2000 were adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of the Company’s products to its European customers.

International sales are currently made primarily through two distinct channels: independent third party distributors (such as in Germany) and Smith & Nephew sales organizations within certain major countries (such as Canada). We distribute our product in Australia through dj Australia. Distributors in these channels buy and resell the Company’s products and have the ability to sell DonJoy and ProCare brand products within their designated countries. Excluding freight revenue, DonJoy brand products constituted approximately 81.2% of international net revenues in the second quarter of 2001, as compared to 85.3% in the second quarter of 2000, and approximately 82.0% of international net revenues in the first six months of 2001, as compared to 84.0% in the first six months of 2000. The Company believes future opportunities for sales growth within international markets are significant. The Company intends to selectively replace our third-party independent distributors with directly owned and operated distributors in key countries where we believe the opportunity for growth is significant due to high per capita health care spending. The Company believes that the use of directly owned distributors in these jurisdictions will allow the Company to accelerate the launch of new product and product enhancements, to benefit from the sale of higher margin products and to capture the distributor's margin. The Company’s establishment of our Australian subsidiary and the recent termination effective December 31, 2001 of the Company’s existing distributor in Germany and the United Kingdom represent the initial steps in pursuing this strategy.

Since our international sales have historically been denominated in U.S. dollars, our operating results have not been directly impacted by foreign currency exchange fluctuations. However, the volume and product mix of our international sales has been and may continue to be adversely impacted by foreign currency exchange fluctuations as changes in the rate of exchange between the U.S. dollar and the applicable foreign currency will affect the cost of our products to our foreign customers and thus may impact the overall level of customer purchases or result in the customer purchasing less expensive, lower margin products. International sales in 2000 were adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of the Company's products to its European customers. In addition, as we begin to directly distribute our products in selected foreign countries, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results.

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

Third party reimbursement; health care reform; managed care. While national health care reform and the advent of managed care have impacted the orthopedic sports medicine market, its impact has not been as dramatic as experienced by other sectors of the health care market, such as long term care, physician practice management and managed care (capitation) programs. In recent years, efforts to control medical costs have been directed towards scrutiny of medical device reimbursement codes, whereby devices are classified to determine the dollar amount eligible for reimbursement, and their applicability toward certain orthopedic procedures. Reimbursement codes covering certain of the Company’s products have been lowered or narrowed, thereby reducing the breadth of products for which reimbursement can be sought. The Company expects that some reduction in the total dollar value eligible for reimbursement will occur in the future as the reform process continues.

In international markets, while the movement toward health care reform and the development of managed care are generally not as advanced as in the United States, the Company has experienced similar downward pressure on product pricing and other effects of health care reform as it has experienced in the United States. The Company expects health care reform and managed care to continue to develop in its primary international markets, including Europe and Japan, which the Company expects will result in some further downward pressure in product pricing.

The Company believes that it will not be materially adversely affected by U.S. or international health care reform. The Company currently does not have any capitated health care service arrangements. The Company believes that to the extent it is required or is forced to respond to price pressures through lower prices for its products, it will be able to substantially offset the effect of this price erosion through improved efficiencies and reductions in its manufacturing and other costs and through product enhancements. In addition, because of the quality, functionality and reputation of its products, its marketing and sales programs which emphasize strong relationships with customers and the service it provides to its customers, the Company believes it will be able to compete even if reimbursement rates are materially altered. For example, revenues from the IceMan product from 1997 to 2000 increased despite elimination of its eligibility for reimbursement.

A further result of managed care and the related pressure on costs has been the increased presence of buying groups in the United States which enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. The Company has entered into national contracts with selected buying groups and expects to enter into additional national contracts in the future. The Company believes that the high level of product sales to such groups, to the extent such groups are able to command a high level of compliance by their members with the preferred supplier arrangements, and the opportunity for increased market share can offset the financial impact of the price discounting under such contracts. Accordingly, although there can be no assurance, the Company believes that such price discounting will not have a material adverse effect on the Company’s operating results in the future.

OfficeCare program. In 1996, in response to the needs of its customers, the Company launched OfficeCare, an inventory management and insurance billing program for its U.S. orthopedic sports medicine surgeons. Under the OfficeCare program, the Company provides the orthopedic sports medicine surgeon with an inventory of orthopedic products for immediate disbursement to the surgeon’s patients. The Company then directly seeks reimbursement from the patient’s insurance company, other third party payors or from the patient when self-pay is applicable.

Since its inception, the OfficeCare program has been promoted specifically to provide the Company’s orthopedic sports medicine surgeons with a full complement of soft goods and certain specialty products for immediate patient use. The OfficeCare program is also intended to facilitate the introduction of the Company’s product to the orthopedic sports medicine surgeons who had not previously been customers of the Company.

The OfficeCare program represented approximately 17.7% and 17.1% of the Company’s net revenues, excluding freight revenue, for the second quarter of 2001 and the first six months of 2001, respectively, with sales of soft goods and specialty and other complementary orthopedic products representing the majority of such sales, as compared to 10.6% and 10.0% respectively, during the corresponding 2000 periods. The OfficeCare program involves the Company’s lower priced soft goods products, but is designed to also strengthen the Company’s relationship with the customer and serves to provide a pull-through effect for both existing and planned sales of the higher gross profit products. The OfficeCare program has historically experienced a strong growth rate, with an increase of sales of 135.7% in the second quarter of 2001 over the second quarter of 2000, and an increase of sales of 127.4% in the first six months of 2001 over the first six months of 2000. The increase is primarily due to the acquisition of Orthotech. As a result of the growth of the program, the Company’s working capital needs have increased due to higher levels of accounts receivable and inventories necessary to operate the program. Historically, the Company reflected allowances and discounts applicable to the OfficeCare program as sales and marketing expense. With the growth of the program, management believes that these charges are appropriately presented as adjustments to revenue rather than as an operating expense. As a result, the Company reclassified $0.5 million and $1.2 million of charges for the three and six months ended July 1, 2000, respectively, which were previously included in selling and marketing expenses, against revenues related to its OfficeCare program.

Manufacturing Cost Reduction Initiatives. Over the past several years, the Company has undertaken initiatives designed to lower its overall manufacturing cost structure and improve manufacturing efficiencies. In order to take advantage of the lower labor costs in Mexico, in 1993 the Company began manufacturing certain of its labor intensive products, principally soft goods products, subassemblies and components used in rigid knee braces and covers, in two facilities in Tijuana, Mexico. In 2000, we completed the consolidation of the Orthotech operations into our Vista, California location. Operating results for the last two quarters of 2000 were adversely affected by the consolidation due to disruption caused as we integrated manufacturing operations of the DePuy Orthotech brands which were previously separate and distinct. In order to improve operating efficiencies in our Mexican operations, in 2000 we completed the consolidation of our two Mexican facilities, which were in different locations, into one campus location. We have recently leased additional space in Mexico, directly within the current campus. Consolidation of these facilities will enable us to continue to take advantage of the lower labor costs in Mexico.

The Company has identified additional opportunities to reduce manufacturing costs and improve operating efficiencies. The Company will systematically move greater portions of its labor intensive operations to its facilities in Mexico to generate further labor cost savings for its more labor intensive products and utilize the resulting additional capacity in its U.S. facilities to manufacture its more technologically advanced products. We have begun this process by moving our post operative and walker lines to Mexico. By upgrading its computer systems to achieve more efficient production, the Company expects to achieve material and labor cost reductions as well as economies of scale across its manufacturing operation. We have converted our manufacturing scheduling process to a daily replenishment of finished goods based upon demand. We will further convert our raw material process to operate on the same basis. Both processes will require lower levels of inventory required to operate the business and reduce the risk of excess and obsolete inventory. We have also reorganized our manufacturing facility into product focused groups. The reorganization and streamlining of the manufacturing facility is expected to reduce the total manufacturing costs, principally overhead costs. In addition, the Company will continue to automate its manufacturing operations in the rigid knee brace product line through the use of more technologically advanced fabrication and equipment systems. The Company will continue to rationalize raw materials used in the production of its existing products, thereby enabling the Company to leverage its purchasing power. Finally, in order to achieve further cost savings, the Company intends to further reduce its number of stock keeping units (SKUs) without impacting service or breadth of the Company’s product range.

Basis of presentation; taxes. Prior to the recapitalization, the Company’s results of operations were included in the consolidated federal income tax returns which its former parent filed in the United States and the historical financial statements reflected a provision for income taxes assuming that DonJoy had filed a separate federal income tax return. As limited liability companies, DonJoy and dj Ortho are not subject to income taxes following the recapitalization. Instead, DonJoy’s earnings following the recapitalization are allocated to its members and included in the taxable income of its members. The indenture and the credit facility permit dj Ortho to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including dj Ortho.

Results of operations. The Company operates its business on a manufacturing calendar, with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. The three-month period ended June 30, 2001 contained the same number of business days as the three-month period ended July 1, 2000. The six-month period ended June 30, 2001 contained one less business day than the six-month period ended July 1, 2000, resulting in the Company recognizing $0.7 million less in revenues in the six-month period ended June 30, 2001 as compared to the same period in 2000. To be consistent with the current period’s presentation, the Company reclassified $0.5 million and $1.2 million of charges for the three and six months ended July 1, 2000, respectively, which were previously included in selling and marketing expenses, against revenues related to its OfficeCare program.

The components of the statement of operations as a percentage of revenues are as follows:

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net revenues:

Rigid knee bracing	39.1%	44.0%	39.2%	44.4%

Soft goods	36.6	33.2	36.4	33.0

Specialty and other complementary orthopedic products	21.6	19.9	21.5	19.6

Revenues from product lines	97.3	97.1	97.1	97.0

Freight revenue	2.7	2.9	2.9	3.0

Total consolidated net revenues	100.0	100.0	100.0	100.0

Cost of goods sold	41.7	40.5	41.6	40.4

Gross profit	58.3	59.5	58.4	59.6

Sales and marketing	28.2	26.0	28.2	25.2

General and administrative	15.3	14.0	14.5	14.5

Research and development	1.5	1.8	1.6	1.9

Income from operations	13.3	17.7	14.1	18.0

Interest expense	(10.6)	(12.5)	(11.2)	(12.2)

Interest income	0.2	0.4	0.2	0.4

Net income and comprehensive net income	2.9%	5.6%	3.1%	6.2%

EBITDA(a) data:

Income from operations	$5,731	$5,386	$11,725	$11,195

Depreciation and amortization	2,528	1,289	4,638	2,556

	$8,259	$6,675	$16,363	$13,751

(a)	“EBITDA” is defined as income from operations plus restructuring costs, merger and integration costs, and depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. Our definition of EBITDA differs from the definition of EBITDA under our credit agreement. Under both the credit agreement definition of EBITDA and our definition of EBITDA, we are in compliance with all debt covenants under the credit agreement. Our definition of EBITDA may not be comparable to that of other companies.

Three Months Ended June 30, 2001 Compared To Three Months Ended July 1, 2000

Net Revenues. Net revenues increased $12.6 million, or 41.3%, to $43.0 million for the second quarter of 2001 from $30.4 million for the second quarter of 2000. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $3.4 million over the prior year period due to growth in domestic sales of the OA and ligament product lines. We introduced the DonJoy VISTA™ System in April 2001, a low cost ACL off-the-shelf brace and a new post operative brace line with telescoping bars in February 2001, and the SE Brace II in March 2001. Soft goods sales, excluding freight revenue, increased by $5.6 million over the prior year period due primarily to the Orthotech Acquisition, growth in the OfficeCare program and increased sales volumes of wrist splints, ankle braces, knee braces and other general soft good supports. Specialty and other complementary orthopedic products sales, excluding freight revenue, increased by $3.2 million over the prior period due primarily to increased sales of lower extremity walkers, cold therapy units, and shoulder braces, as well as the growth of the OfficeCare program.

Gross Profit. Gross profit increased $7.0 million, or 38.5%, to $25.1 million for the second quarter of 2001 from $18.1 million for the second quarter of 2000. Gross profit margin, exclusive of other cost of goods sold not allocable to specific product lines and freight revenue, decreased from 60.1% for the second quarter of 2000 to 57.2% for the second quarter of 2001 primarily as a result of increased soft goods sales which carry a lower gross profit margin. The decrease in gross profit margin is primarily a result of the Orthotech Acquisition and the related change in mix from rigid knee bracing to soft goods. Gross profit for the rigid knee bracing segment increased $2.4 million, with gross profit margin at 71.7% for the second quarter of 2001 versus 72.2% for the comparable period of 2000. Gross profit for the soft goods segment increased $2.4 million, with gross profit margin decreasing to 45.1% for the second quarter of 2001 from 46.2% for the comparable period in 2000. This decrease in gross profit margin is a result of the change in product mix, primarily related to sales of Orthotech products. Gross profit for the specialty and other complementary orthopedic products segment increased $1.3 million, with gross profit margin decreasing to 51.2% for the second quarter of 2001 from 56.5% for the comparable period in 2000. This decrease in gross profit margin is a result of the change in product mix, primarily related to sales of Orthotech products.

Sales and Marketing Expenses. Sales and marketing expenses increased $4.2 million, or 53.3%, to $12.1 million for the second quarter of 2001 from $7.9 million for the second quarter of 2000. The increase primarily reflects increased commissions due to higher sales of domestic products, increased freight expenses, increased processing costs related to OfficeCare volumes and an increase in salaries and benefits due to increased headcount. Headcount increased due to the Orthotech Acquisition and growth in the OfficeCare program. In addition, amortization expense related to the intangibles acquired in the Orthotech Acquisition is included in the second quarter of 2001. Overall, sales and marketing expense increased as a percentage of revenues to 28.2% for the second quarter of 2001 from 26.0% for the comparable period of 2000.

General and Administrative Expenses. General and administrative expenses increased $2.3 million, or 54.6%, to $6.6 million for the second quarter of 2001 from $4.3 million for the second quarter of 2000. The increase was primarily due to amortization associated with the intangible assets acquired as part of the Orthotech and Alaron Acquisition and, to a lesser extent, expenses related to these acquisitions and the creation of dj Australia and depreciation associated with our new enterprise software. Overall, general and administrative expenses increased as a percentage of revenues to 15.3% for the second quarter of 2001 from 14.0% for the comparable period of 2000.

Research and Development Expenses. Research and development expenses were approximately equal over the two periods. During the second quarter of 2001, the Company introduced the DonJoy VISTA™ System. In addition, the Company developed a low cost ACL off-the-shelf brace, a new post operative brace line with telescoping bars along with other competitive products, and the SE Brace II.

Interest Expense. Interest expense increased approximately $0.8 million, or 20.2%, to $4.6 million in the second quarter of 2001 from $3.8 million in the second quarter of 2000. The 2001 interest expense reflects the additional interest expense on the $24.0 million term loan and the $12.6 million borrowing under the revolving credit facility, both of which were incurred in July 2000 to partially finance the Orthotech Acquisition. There were additional $8.0 million of borrowings under the revolving credit facility in December 2000 which also contributed to the increase in interest expense, offset in part by a $5.0 million repayment under the revolver in June 2001.

Six Months Ended June 30, 2001 Compared To Six Months Ended July 1, 2000

Net Revenues. Net revenues increased $21.0 million, or 33.7%, to $83.3 million for the first six months of 2001 from $62.3 million for the first six months of 2000. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $5.0 million over the prior period due to growth in the domestic sales of the OA and ligament product lines. We introduced the DonJoy VISTA™ System in April 2001, a low cost ACL off-the-shelf brace and a new post operative brace line with telescoping bars in February 2001, and the SE Brace II in March 2001. Soft goods sales, excluding freight revenue, increased by $9.7 million over the prior period due primarily to the Orthotech Acquisition, growth in the OfficeCare program and increased sales volumes of wrist splints, ankle braces, knee braces and other general soft good supports. Specialty and other complementary orthopedic products sales, excluding freight revenue, increased by $5.7 million over the prior period due primarily to increased sales of lower extremity walkers, cold therapy units, and shoulder braces, as well as the growth of the OfficeCare program.

Gross Profit. Gross profit increased $11.5 million, or 31.0%, to $48.6 million for the first six months of 2001 from $37.1 million for the first six months of 2000. Gross profit margin, exclusive of other cost of goods sold not allocable to specific product lines and freight revenue, decreased from 60.3% for the first six months of 2000 to 57.1% for the first six months of 2001 primarily as a result of increased soft goods sales which carry a lower gross profit margin. The decrease in gross profit margin is primarily a result of the Orthotech Acquisition and the related change in mix from rigid knee bracing to soft goods. Gross profit for the rigid knee bracing segment increased $3.4 million, with gross profit margins at 71.3% for the first six months of 2001 versus 71.7% for the comparable period in 2000. Gross profit for the soft goods segment increased $3.5 million, with gross profit margin decreasing to 43.6% for the first six months of 2001 from 47.1% for the comparable period in 2000. This decrease in gross profit margin is a result of the change in product mix, primarily related to sales of Orthotech products. Gross profit for the specialty and other complementary orthopedic products segment increased $2.8 million, with gross profit margin decreasing to 53.9% for the first six months of 2001 from 56.5% for the comparable period in 2000. This decrease in gross profit margin is a result of the change in product mix, primarily related to sales of Orthotech products.

Sales and Marketing Expenses. Sales and marketing expenses increased $7.8 million, or 49.6%, to $23.5 million for the first six months of 2001 from $15.7 million for the first six months of 2000. The increase primarily reflects increased commissions due to higher sales of domestic products, increased freight expenses, increased processing costs related to OfficeCare volumes and an increase in salaries and benefits due to increased headcount. Headcount increased due to the Orthotech Acquisition and growth in the OfficeCare program. In addition, amortization expense related to the intangibles acquired in the Orthotech Acquisition is included in the first six months of 2001. Overall, sales and marketing expense increased as a percentage of revenues to 28.2% for the first six months of 2001 from 25.2% for the comparable period of 2000.

General and Administrative Expenses. General and administrative expenses increased $3.0 million, or 33.5%, to $12.0 million for the first six months of 2001 from $9.0 million for the first six months of 2000. The increase was primarily due to amortization associated with the intangible assets acquired as part of the Orthotech and Alaron Acquisitions and, to a lesser extent, expenses related to these acquisitions and the creation of dj Australia and depreciation associated with our new enterprise software. Overall, general and administrative expenses remained equal as a percentage of revenues at 14.5% for the first six months of 2001 and 2000.

Research and Development Expenses. Research and development expenses were approximately equal over the two periods. During the second quarter of 2001, the Company introduced the DonJoy VISTA™ System. In addition, the Company developed a low cost ACL off-the-shelf brace, a new post operative brace line with telescoping bars along with other competitive products, and the SE Brace II.

Interest Expense. Interest expense increased approximately $1.7 million, or 22.8% to $9.3 million in the first six months of 2001 from $7.6 million in the first six months of 2000. The 2001 interest expense reflects the additional interest expense on the $24.0 million term loan and the $12.6 million borrowing under the revolving credit facility, both of which were incurred in July 2000 to partially finance the Orthotech Acquisition. There were additional $8.0 million of borrowings under the revolving credit facility in December 2000 which also contributed to the increase in interest expense, offset in part by a $5.0 million repayment under the revolver in June 2001.

Liquidity and Capital Resources

The Company’s principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company’s long-term indebtedness at June 30, 2001 was $151.7 million.

Net cash provided by operating activities was $1.2 million and $3.6 million in the first six months of 2001 and 2000, respectively. The decrease of $2.4 million in the first six months of 2001 primarily reflects the increased levels in accounts receivable in conjunction with the working capital needs associated with the Orthotech Acquisition combined with decreased levels of accounts payable.

Cash flows used in investing activities were $4.9 million and $3.1 million in the first six months of 2001 and 2000, respectively. Capital expenditures in the first six months of 2001 primarily reflected an increase in the capitalization of costs directly associated with the Company’s acquisition and implementation of an enterprise resource planning system which was completed in March 2001, investments in manufacturing equipment, and the Alaron Acquisition in June 2001.

Cash flows provided by (used in) financing activities were $3.7 million and $(0.8) million in the first six months of 2001 and 2000, respectively. The increase in the first six months of 2001 is the primarily the result of the $9.6 million in net proceeds from the Company’s equity investment in June 2001 net of the $5.0 million repayment of principal on the revolving credit facility in June 2001.

Interest payments on the Notes and on borrowings under the credit facility have significantly increased the Company’s liquidity requirements. The credit facility provided for two term loans totaling $39.5 million, of which $37.7 million was outstanding at June 30, 2001. The first term loan, in the amount of $15.5 million, was borrowed in connection with the recapitalization and the second term loan, in the amount of $24.0 million, was borrowed to finance the Orthotech Acquisition. The Company also has available up to $25.0 million under the revolving credit facility, which is available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of June 30, 2001, the Company had $15.6 million outstanding under that facility, primarily due to the Orthotech Acquisition. Borrowings under the term loans and the revolving credit facility bear interest at variable rates plus an applicable margin.

In addition, the Company is required to make annual mandatory prepayments of the term loans under the credit facility in an amount equal to 50% of excess cash flow (as defined in the credit facility) (75% if the Company’s leverage ratio exceeds a certain level). The Company had no excess cash flow at December 31, 2000. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by DonJoy, dj Ortho or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by DonJoy, dj Ortho or any of its subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required at December 31, 2000. In addition, the Company obtained a waiver from its bank lenders with respect to the obligation to prepay the term loans with the proceeds of the $10.0 million equity investment in June 2001.

The credit facility and the indenture impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the credit facility requires the Company to maintain certain financial ratios. At June 30, 2001, the Company was in compliance with all of these covenants. Indebtedness under the credit facility is secured by substantially all of the assets of the Company, including the Company’s real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

The Company incurred fees and costs of $8.8 million in connection with the recapitalization. Approximately $7.4 million, principally relating to financing fees and expenses, has been capitalized and are being amortized over the terms of the related debt instruments.

As part of its strategy, the Company intends to pursue acquisitions, such as the Orthotech and Alaron Acquisitions, and investments and strategic alliances such as the dj Australia joint venture. The Company may require new sources of financing to consummate any such transactions, including additional debt or equity financing. There can be no assurance that such additional sources of financing will be available on acceptable terms, if at all.

The Company’s ability to satisfy its debt obligations and to pay principal and interest on its indebtedness, including the notes, fund working capital requirements and make anticipated capital expenditures will depend on its future performance, which is subject to general economic, financial and other factors, some of which are beyond its control. Management believes that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including the availability of borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on the Company’s indebtedness to fund anticipated capital expenditures and for working capital requirements. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs.

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

Recent Accounting Pronouncements

The Company adopted Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” of the Financial Accounting Standards Board ("FASB") in the first quarter of 2001. SAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives on dj Ortho’s balance sheet at fair value. The adoption of SAS No. 133 on the Company’s financial statements for the first six months of 2001 was not material.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective October 1, 2002 but may early adopt in the first fiscal quarter of 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective October 1, 2002 will have on its results of operations and financial position.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, the statements about our plans, strategies, and prospects. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “estimate,” “expect,” “will,” “plan,” “intend,” and similar expressions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements we make in this quarterly report on Form 10-Q include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the ability to generate cash to service our debts; (iv) healthcare reform and the emergence of managed care and buying groups; (v) patents and proprietary know-how; (vi) uncertainty of domestic and foreign regulatory clearance and approvals; (vii) dependence on orthopedic professionals, agents and distributors; (viii) our dependence on certain key personnel; (ix) risks related to competition in our markets; (x) risks related to changing technology and new product developments; (xi) the sensitivity of our business to general economic conditions; (xii) uncertainty relating to third party reimbursement; and (xiii) the other risk factors affecting our performance referred to under the caption “Risks Factors” in DonJoy’s Annual Report on Form 10-K for the year ended December 31, 2000. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations. Primary exposure includes changes in interest rates. The Company is exposed to interest rate risk in connection with the term loans and borrowings under the revolving credit facility which bear interest at floating rates based on London Inter-Bank Offered Rate (“LIBOR”) or the prime rate plus an applicable borrowing margin. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of June 30, 2001, the Company had $100.0 million principal amount of fixed rate debt represented by the Notes and $52.1 million of variable rate debt represented by borrowings under the credit facility (at interest rates ranging from 7.94% to 8.06% as of June 30, 2001). Based on the current balance outstanding under the credit facility, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $0.4 million on an annual basis. At June 30, 2001, up to $9.4 million of variable rate borrowings was available under the revolving credit facility. The Company may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, the Company, as a matter of policy, does not enter into derivative or other financial investments for trading or speculative purposes.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2001, DonJoy sold in a private placement 89,186 common units to JP Morgan DJ Partners, LLC for gross proceeds of $9.7 million and 2,557 common units to certain members of management for gross proceeds of $0.3 million (of which $0.2 million was paid for through the issuance of full recourse promissory notes to DonJoy, L.L.C.). The issuance of the common units was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Each of the purchasers of these units is an accredited investor, no general solicitation was made and the certificates underlying these units contain an approximate legend restricting transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Asset Purchase Agreement dated as of June 1, 2001 by and among Alaron Technologies, L.L.C., Seller, Paul K. Nichols, Jr., Jamal D. Rushdy, Members and dj Orthopedics, L.L.C., Buyer

10.2	Employment Agreement dated as of June 1, 2001 between the Company and Paul K. Nichols, Jr.

10.3	Common Unit Purchase Agreement among DonJoy, L.L.C., J.P. Morgan DJ Partners, LLC And The Management Stockholders, including Secured Promissory Notes

10.4	Secured Promissory Note dated as of June 11, 2001 among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust , and DonJoy, L.L.C.

10.5	Secured Promissory Note dated as of June 11, 2001 between Michael R. McBrayer and DonJoy, L.L.C.

10.6	Secured Promissory Note dated as of June 11, 2001 between Cyril Talbot III and DonJoy, L.L.C.

10.7	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust, and DonJoy, L.L.C.

10.8	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Michael R. McBrayer and DonJoy, L.L.C.

10.9	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Cyril Talbot III and DonJoy, L.L.C.

10.10	Third Amended and Restated 1999 Option Plan of DonJoy, L.L.C. dated February 28, 2001

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 14, 2001 on its behalf by the undersigned thereunto duly authorized.

DJ ORTHOPEDICS, LLC
DJ ORTHOPEDICS CAPITAL CORPORATION
DONJOY, L.L.C.

(Registrant)

Date:	August 14, 2001	BY:	/s/ LESLIE H. CROSS

Leslie H. Cross President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2001	BY:	/s/ CYRIL TALBOT III

Cyril Talbot III Chief Financial Officer and Secretary (Principal Financial Officer)