Form 10-Q
period 2001-09-29
DJ ORTHOPEDICS LLC; DONJOY LLC; DJ ORTHOPEDICS CAPITAL CORP
filed 2001-10-29
CIK 1094052, 1094053, 1094051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001.
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO               .

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

DJ ORTHOPEDICS, LLC	Yes /x/ No / /
DJ ORTHOPEDICS CAPITAL CORPORATION	Yes /x/ No / /
DONJOY, L.L.C.	Yes /x/ No / /

DJ ORTHOPEDICS, LLC
DJ ORTHOPEDICS CAPITAL CORPORATION
DONJOY, L.L.C.

FORM 10-Q INDEX

		PAGE
EXPLANATORY NOTE		2
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 29, 2001 (unaudited) and December 31, 2000	3
	Consolidated Statements of Income for the three and nine months ended September 29, 2001 (unaudited) and September 30, 2000 (unaudited)	4
	Consolidated Statements of Changes in Members' Deficit and Comprehensive Income for the year ended December 31, 2000 and the nine months ended September 29, 2001 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 29, 2001 (unaudited) and September 30, 2000 (unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities and Use of Proceeds	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27
SIGNATURES		28

EXPLANATORY NOTE

    This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of DonJoy, L.L.C. ("DonJoy"), a Delaware limited liability company, dj Orthopedics, LLC ("dj Ortho"), a Delaware limited liability company and a wholly-owned subsidiary of DonJoy, and DJ Orthopedics Capital Corporation ("DJ Capital"), a Delaware corporation and a wholly-owned subsidiary of dj Ortho. DonJoy has fully and unconditionally guaranteed the notes. DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho of $100,000,000 aggregate principal amount at maturity of 12 5/8% Senior Subordinated Notes due 2009. DonJoy and DJ Capital have no independent assets or operations. Accordingly, we have concluded that separate financial statements of DonJoy, dj Ortho and DJ Capital are not required to be filed as separate reports under the Securities Act of 1934.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DONJOY, L.L.C.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit information)

	September 29, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,886	$4,106
Accounts receivable, net of allowance for doubtful accounts of $6,963 and $4,278 at September 29, 2001 and December 31, 2000, respectively	44,235	34,498
Inventories, net	21,771	18,510
Other current assets	2,638	3,270

Total current assets	70,530	60,384
Property, plant and equipment, net	14,880	12,785
Intangible assets, net	72,029	75,419
Debt issuance costs, net	5,857	6,549
Deferred offering costs and other assets	1,628	535

Total assets	$164,924	$155,672

Liabilities and members' deficit
Current liabilities:
Accounts payable	$9,430	$8,982
Accrued compensation	2,398	2,937
Accrued commissions	1,360	1,444
Accrued interest	3,690	686
Long-term debt, current portion	1,274	1,274
Other accrued liabilities	6,972	6,366

Total current liabilities	25,124	21,689
12 5/8% Senior Subordinated Notes	98,413	98,260
Other long-term debt, less current portion	49,731	57,688
Redeemable Preferred Units; 100,000 units authorized, 44,405 units issued and outstanding at September 29, 2001 and December 31, 2000; liquidation preference $48,497 and $43,688 at September 29, 2001 and December 31, 2000, respectively	46,610	41,660
Minority interest	144	—
Members' deficit:
Common units; 2,900,000 units authorized, 885,633 and 793,890 units issued and outstanding at September 29, 2001 and December 31, 2000, respectively	84,517	74,754
Notes receivable from officers	(2,082)	(1,772)
Accumulated deficit	(137,533)	(136,607)

Total members' deficit	(55,098)	(63,625)

Total liabilities and members' deficit	$164,924	$155,672

See accompanying notes.

DONJOY, L.L.C.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Net revenues	$44,078	$39,873	$127,361	$102,186
Cost of goods sold	19,176	17,845	53,856	43,050

Gross profit	24,902	22,028	73,505	59,136
Operating expenses:
Sales and marketing	12,147	11,036	35,661	26,751
General and administrative	6,206	5,495	18,270	14,529
Research and development	513	514	1,813	1,678
Merger and integration costs	—	400	—	400

Total operating expenses	18,866	17,445	55,744	43,358

Income from operations	6,036	4,583	17,761	15,778
Interest expense	(4,357)	(4,636)	(13,701)	(12,245)
Interest income	49	95	230	348

Net income	1,728	42	4,290	3,881
Less: Preferred unit dividends and accretion of preferred unit fees	(1,632)	(1,428)	(4,738)	(3,908)
Net income (loss) available to members	$96	$(1,386)	$(448)	$(27)

See accompanying notes.

DONJOY, L.L.C.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' DEFICIT

AND COMPREHENSIVE INCOME

(in thousands, except unit information)

	Common units
			Notes receivable from officers	Accumulated deficit	Total members' deficit	Comprehensive income
	Units	Amount
Balance at December 31, 2000	793,890	$74,754	$(1,772)	$(136,607)	$(63,625)	$4,885
Issuance of common units at $109 per unit, in exchange for cash and notes receivable, net of transaction fees of $234 (unaudited).	91,743	9,763	(211)	—	9,552
Transfer of interest receivable to note receivable (unaudited)	—	—	(99)	—	(99)
Stock options granted for services (unaudited)	—	—	—	102	102
Tax distributions to preferred unit holders (unaudited)	—	—	—	(200)	(200)
Foreign currency translation adjustment (unaudited)	—	—	—	(168)	(168)	(168)
Preferred unit dividends and accretion of preferred unit fees (unaudited)	—	—	—	(4,738)	(4,738)
Net income (excluding $212 allocated to preferred unit fees (unaudited)	—	—	—	4,078	4,078	4,078

Balance at September 29, 2001 (unaudited)	885,633	$84,517	$(2,082)	$(137,533)	$(55,098)	$3,910

See accompanying notes.

DONJOY, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 29, 2001	September 30, 2000
Operating activities
Net income	$4,290	$3,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,001	4,627
Amortization of debt issuance costs and discount on Senior Subordinated Notes	845	800
Step-up to fair value of acquired inventory	—	268
Merger and integration costs	—	400
Stock-based compensation	102	—
Minority interest	144	—
Changes in operating assets and liabilities:
Accounts receivable	(9,737)	(9,715)
Inventories	(3,261)	(1,042)
Other current assets	533	(1,296)
Accounts payable	448	289
Accrued compensation	(539)	(276)
Accrued commissions	(84)	430
Accrued interest	3,004	3,278
Restructuring reserve	—	(281)
Other accrued liabilities	791	4,395

Net cash provided by operating activities	3,537	5,758
Investing activities
Purchases of property, plant and equipment	(4,581)	(4,635)
Purchase of intangibles	(1,060)	—
Alaron acquisition	(250)	—
Orthotech acquisition	—	(49,686)
Other assets	(1,093)	(230)

Net cash used in investing activities	(6,984)	(54,551)
Financing activities
Proceeds from long-term debt	—	36,600
Repayment of long-term debt	(7,957)	(569)
Debt issuance costs	—	(588)
Net proceeds from issuance of common units	9,552	8,059
Net proceeds from issuance of preferred units	—	3,432
Note receivable issued for purchase of common units	—	(124)
Distributions to preferred unit holders	(200)	(400)

Net cash provided by financing activities	1,395	46,410

Effect of exchange rate changes on cash	(168)	—

Net decrease in cash	(2,220)	(2,383)
Cash at beginning of period	4,106	5,927

Cash at end of period	$1,886	$3,544

Supplemental disclosure of cash flow information:
Interest paid	$9,853	$8,167

Supplemental disclosure of non-cash transactions:
Preferred unit dividends and accretion of preferred unit fees	$4,738	$3,908

Common units issued in exchange for notes receivable and transfer of interest receivable to notes receivable	$310	$—

See accompanying notes.

DONJOY, L.L.C.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements for the three and nine months ended September 29, 2001 and September 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DonJoy, L.L.C. ("DonJoy" and together with its subsidiaries, the "Company") and the notes thereto included in DonJoy's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying consolidated financial statements at September 29, 2001 and September 30, 2000 and for the three and nine months then ended are unaudited and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended September 29, 2001 are not necessarily indicative of the results to be achieved for the entire year or future periods.

Interim Accounting Periods

    DonJoy's fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. The three-month period ended September 29, 2001 contained the same number of business days as the three-month period ended September 30, 2000. The nine-month period ended September 29, 2001 contained one less business day than the nine-month period ended September 30, 2000, resulting in the Company recognizing $0.7 million less in revenues in the nine-month period ended September 29, 2001 as compared to the same period in 2000.

Recapitalization

    Prior to June 30, 1999, the sole member of DonJoy and 100% owner of DonJoy's capital was Smith & Nephew Consolidated, Inc (the "Former Parent"). On June 30, 1999, DonJoy consummated a $215.3 million recapitalization (the "Recapitalization"). In the Recapitalization, new investors, including J.P. Morgan DJ Partners, L.L.C. (formerly Chase DJ Partners, L.L.C.) ("JPMDJ Partners") and affiliates of JPMDJ Partners, invested new capital of $94.6 million in DonJoy, of which $64.6 million was for common units and $30.0 million was for preferred units. In addition, certain members of management invested net equity of $0.4 million, by purchasing $1.8 million in equity which was financed in part by $1.4 million in interest-bearing, full recourse loans from DonJoy. The Former Parent retained 54,000 common units, which represented approximately 7.1% of total units in DonJoy then outstanding. In connection with the recapitalization transactions, DonJoy established dj Orthopedics, LLC ("dj Ortho") and DJ Orthopedics Capital Corporation ("DJ Capital"). DonJoy sold all of its net assets including its shares of its wholly-owned Mexican subsidiary to dj Ortho for cash, which was funded with the net proceeds of $100.0 million of 12 5/8% Senior Subordinated Notes (the "Notes") issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. The Notes are fully and unconditionally guaranteed by DonJoy. dj Ortho is a wholly-owned subsidiary of DonJoy and represents substantially all of the revenues and net income of DonJoy which has no independent assets or operations. DJ Capital is a wholly-owned subsidiary of dj Ortho, has no independent assets or operations and was formed solely for the purpose of being a co-issuer of the Notes (see Note 4).

    The proceeds of the equity investment together with $113.5 million of net proceeds from the debt financings were used for approximately $199.1 million of consideration paid to redeem 92.9% of members' equity from the Former Parent and approximately $8.8 million of costs and fees paid in association with the Recapitalization.

    Since the Former Parent's retained ownership interest following the recapitalization was above 5%, in accordance with Staff Accounting Bulletin No. 54, the debt and equity transactions were accounted for using historical values (referred to as recap accounting) and the new investors' higher basis in the Company's net assets was not pushed-down to the Company's separate financial statements. The recap accounting resulted in a $136.7 million reduction to retained earnings because the cost of redeeming the Former Parent's 2,000,000 units exceeded their historical issue price of $62.4 million.

Transactions with DonJoy's Former Parent, Smith & Nephew

    In accordance with a unit purchase agreement dated as of June 28, 2000, DonJoy's Former Parent sold its remaining interest of 54,000 common units in DonJoy to JPMDJ Partners and certain members of management for $5.9 million. JPMDJ Partners purchased 52,495 common units for a total consideration of $5.7 million and the members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, substantially all of which was financed by DonJoy and evidenced by full recourse promissory notes. As a result of this transaction, Smith and Nephew, Inc. is no longer a related party; accordingly, the Company no longer reflects its transactions with Smith & Nephew, Inc. separately as transactions with an affiliate in its consolidated financial statements.

Orthotech Acquisition

    On July 7, 2000, the Company completed the purchase of certain assets and assumed certain liabilities ("the Orthotech Acquisition") of DePuy Orthopaedic Technology, Inc. ("DePuy Orthotech"), a subsidiary of Johnson & Johnson, related to DePuy Orthotech's bracing and soft goods business ("Orthotech"). Orthotech developed, manufactured, and marketed an array of orthopedic products for the sports medicine market, including braces, soft goods and specialty products that were similar to the products offered by the Company.

    The asset purchase agreement provided for the purchase of certain assets and the assumption of certain liabilities of Orthotech, comprising the Orthotech business, for a purchase price of $46.4 million in cash and related costs of $3.0 million. The Company purchased primarily inventory, equipment, certain intellectual property and other intangible assets. The Company was not required to assume any liabilities existing prior to the closing date. The Orthotech acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired based on their estimated fair market values.

Australian Joint Venture

    Effective March 5, 2001, the Company invested in an Australian joint venture, dj Orthopaedics Pty Ltd ("dj Australia") which is 60% owned by dj Ortho and is included in the consolidated financial statements of dj Ortho from the date of the investment. dj Australia has replaced the Smith & Nephew distributor in Australia and also sells two new product lines.

Alaron Acquisition

    On June 1, 2001, the Company acquired Alaron Technologies, L.L.C. ("Alaron") under an asset purchase agreement (the "Alaron Acquisition"). Alaron provided product development, manufacturing and supply chain management services related to medical and surgical devices.

    The asset purchase agreement provided for the purchase of certain assets and the assumption of certain liabilities of Alaron, comprising the Alaron business, for a purchase price of $0.5 million in cash payable in four equal installments on closing, July 31, 2001, October 1, 2001 and November 30, 2001. The Company purchased primarily equipment and acquired technology. The Alaron Acquistion has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values.

Equity Investment

    In connection with an equity investment in June 2001, DonJoy sold in a private placement 89,186 common units to JPMDJ Partners for gross proceeds of $9.7 million and 2,557 common units to certain members of management for gross proceeds of $0.3 million (of which $0.2 million was paid for through the issuance of full recourse promissory notes to DonJoy).

Foreign Currency Translation

    The financial statements of the Company's international operations where the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of the consolidated statements of changes in members' equity (deficit).

Reclassifications

    As a result of the growth of the OfficeCare® program, the Company's working capital needs have significantly increased due to higher levels of accounts receivable and inventories necessary to operate the program. Historically, the Company reflected allowances and discounts applicable to the OfficeCare®program as selling and marketing expense on the promise that their charges were primarily related to credit and collection issues. With the growth in the program, the discounting and allowances are considered to be a normal and recurring reduction to revenue and, to be consistent with industry practice, management believes that the charges are more appropriately presented as adjustments to revenue than as operating expenses. To be consistent with the current period's presentation, the Company has reclassified $1.1 million and $2.3 million of charges for the three and nine months ended September 30, 2000, respectively, which was previously included in selling and marketing expenses, against revenues related to its OfficeCare® program. This reclassification had no effect on net income for the three and nine months ended September 30, 2000.

2.  Financial Statement Information

Inventories

    Inventories consist of the following (in thousands):

	September 29, 2001	December 31, 2000
Raw materials	$10,745	$9,074
Work-in-progress	1,191	1,572
Finished goods	12,893	11,638

	24,829	22,284
Less reserves	(3,058)	(3,774)

	$21,771	$18,510

    The reserves are primarily for excess and obsolete inventories as of September 29, 2001 and December 31, 2000 and include $1.0 million and $2.2 million, respectively, relating to the inventory acquired in the Orthotech Acquisition. The reserve recorded upon the acquisition totaled $5.1 million of which $2.9 million and $4.1 million was utilized during the twelve months ended December 31, 2000 and the nine months ended September 29, 2001, respectively.

Property, Plant and Equipment

    Property, plant and equipment consists of the following (in thousands):

	September 29, 2001	December 31, 2000
Buildings and leasehold improvements	$4,176	$3,676
Office furniture, fixtures, equipment and other	27,322	19,025
Construction in progress	1,665	5,804

	33,163	28,505
Less accumulated depreciation and amortization	(18,283)	(15,720)

	$14,880	$12,785

Intangible Assets

    Intangible assets arose primarily from the initial acquisition of DonJoy in 1987 by its Former Parent, the Company's acquisition of Professional Care Products, Inc. in 1995, the Company's acquisition of Orthotech in 2000 and the Company's acquisition of Alaron in 2001. The licensing agreements pertain to the acquisition of the distribution rights of PainBuster™ products. In addition, the Company re-acquired certain distribution rights in 2000 and certain patented technology in 2001. Intangible assets consist of the following (dollars in thousands):

	Useful Lives (in years)	September 29, 2001	December 31, 2000
Goodwill	20	$60,930	$61,365
Patented technology	5-20	15,859	14,437
Customer base	15-20	20,000	20,000
Licensing agreements	5	2,000	2,000
Other	3-20	1,936	1,886

		100,725	99,688
Less accumulated amortization		(28,696)	(24,269)

		$72,029	$75,419

Other Accrued Liabilities

    Other accrued liabilities consist of (in thousands):

	September 29, 2001	December 31, 2000
Accrued cost of distribution rights	$453	$1,050
Accrued returns	587	618
Accrued rebate expense	406	541
Accrued warranty expense	341	305
Accrued credit memos	2,129	898
Other accruals	3,056	2,954

	$6,972	$6,366

3.  Segment and Related Information

    dj Ortho has two reportable segments as defined by Financial Accounting Standards Board SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". dj Ortho's reportable segments are business units that offer different products and are managed separately due to the difference in each segment's technology and marketing strategies. The rigid knee bracing segment designs, manufactures and sells rigid framed ligament and osteoarthritis knee braces and post-operative splints. The soft goods segment designs, manufactures and sells fabric, neoprene and Drytex based products for the knee, ankle, shoulder, back and wrist. dj Ortho's other operating segments are included in specialty and other complementary orthopedic products. None of the other segments meet the quantitative thresholds for determining reportable segments. In 2001, dj Ortho determined that certain products within the soft goods segment and specialty and other complementary orthopedic products were more appropriately classified in the rigid knee bracing segment. In addition, certain products within specialty and other complementary orthopedic products were more appropriately classified in the soft goods segment. To be consistent with the current period presentation, prior periods have been reclassified. Information regarding industry segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Net revenues:
Rigid knee bracing	$17,529	$14,968	$50,190	$42,640
Soft goods	15,887	15,029	46,194	35,592

Net revenues for reportable segments	33,416	29,997	96,384	78,232
Specialty and other complementary orthopedic products	9,476	8,516	27,371	20,733
Freight revenue	1,186	1,360	3,606	3,221

Total consolidated net revenues	$44,078	$39,873	$127,361	$102,186

Gross profit:
Rigid knee bracing	$12,270	$10,519	$35,551	$30,372
Soft goods	6,772	7,217	19,997	16,903

Gross profit for reportable segments	19,042	17,736	55,548	47,275
Specialty and other complementary orthopedic products	5,411	4,751	15,060	11,648
Freight revenue	1,186	1,360	3,606	3,221
Other cost of goods sold	(737)	(1,819)	(709)	(3,008)

Total consolidated gross profit	$24,902	$22,028	$73,505	$59,136

    The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to DonJoy's Consolidated Financial Statements included in DonJoy's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. dj Ortho allocates resources and evaluates the performance of segments based on gross profit and therefore has not disclosed certain other items, such as interest, depreciation and amortization by segment as permitted by SFAS No. 131. Intersegment sales were not significant for any period.

    For the nine months ended September 29, 2001 and September 30, 2000, respectively, dj Ortho had no individual customer or distributor within a segment which accounted for 10% or more of total annual revenues.

    Assets allocated in foreign countries were not significant. Net revenues to customers, attributed to countries based on the location of the customer, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
United States	$37,220	$35,111	$108,307	$86,586
Europe	3,974	2,014	10,544	8,200
Rest of world	1,698	1,388	4,904	4,179
Freight revenue	1,186	1,360	3,606	3,221

Total consolidated net revenues	$44,078	$39,873	$127,361	$102,186

    dj Ortho does not allocate assets to reportable segments because all property and equipment are shared by all segments of dj Ortho.

4.  Condensed Consolidating Financial Information

    As discussed in Note 1 above, dj Ortho's obligations under the Notes are guaranteed by its parent, DonJoy L.L.C., which has no independent assets or operations. This guarantee and any guarantee by a future parent or wholly owned subsidiary guarantor, is full and unconditional. dj Ortho (DonJoy's operating subsidiary) and DJ Capital (a subsidiary formed solely for the purpose of being a co-issuer) comprise all the direct and indirect subsidiaries of DonJoy (other than minor foreign subsidiaries). We have concluded that separate financial statements of DonJoy, dj Ortho and DJ Capital are not required to be filed as separate reports under the Securities Exchange Act of 1934. The Notes and the Amended Credit Agreement contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to DonJoy unless certain financial tests are satisfied in the case of the indenture or the consent of the lenders is obtained in the case of the credit facility. The indenture and the credit facility permit dj Ortho to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including dj Ortho. At September 29, 2001, under these requirements, neither dj Ortho nor DJ Capital would be permitted to make dividends, distributions, loans or advances to DonJoy except for the permitted tax distributions. The restricted net assets (deficit) of DonJoy L.L.C.'s consolidated subsidiaries amount to $(8.1) million at September 29, 2001.

5.  Initial Public Offering

    On August 13, 2001, DonJoy L.L.C. announced that it expects to complete, by the end of 2001 an initial public offering of the common stock of a new corporation, dj Orthopedics, Inc., which was formed on August 16, 2001 in connection with the offering. As part of the transaction, DonJoy, L.L.C. would become a wholly-owned subsidiary of dj Orthopedics, Inc. and then be merged with and into dj Orthopedics, Inc. which would be the surviving entity of the merger. Proceeds from the offering are expected to be used to repay a portion of dj Ortho's indebtedness, redeem all of the outstanding preferred units of DonJoy and for general corporate purposes. The timing and terms of any such offering are subject to, among other things, prevailing market conditions, and no assurance can be given that any such offering will actually be consummated. At September 29, 2001, deferred offering costs in connection with the proposed initial public offering totaled $0.7 million and in the event that such offering is not completed, these costs will be written off against DonJoy's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's historical consolidated financial statements and the related notes thereto and the other financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

    Recapitalization.  On June 30, 1999, we consummated a $215.3 million recapitalization. In connection with the recapitalization transactions, we established dj Ortho and DJ Orthopedics Capital Corporation (DJ Capital), a co-issuer of our senior subordinated notes with no material assets or operations. DonJoy, L.L.C. sold all of its net assets to dj Ortho for cash which was funded with the net proceeds of $100.0 million principal amount of 12 5/8% senior subordinated notes issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. In addition, new investors, including three members of our senior management, invested new capital of $94.6 million in equity in DonJoy, L.L.C. The proceeds of the equity investment together with debt financings were used as follows:

  •
  approximately $199.1 million as consideration paid to redeem a portion of the members' equity from our Former Parent, and

  •
  approximately $8.8 million to pay costs and fees in connection with the recapitalization.

    As part of the recapitalization agreement, immediately prior to the recapitalization, our Former Parent made a capital contribution in an amount equal to our then existing cash balance. In addition, it canceled current and deferred liabilities due to our Former Parent and assumed a then existing restructuring reserve which resulted in an additional capital contribution in those amounts. These amounts aggregated $47.9 million and were treated as a capital contribution by our Former Parent to our members' equity.

    Acquisitions and Other Recent Transactions.  In accordance with a unit purchase agreement dated as of June 28, 2000, the Former Parent sold its remaining interest of 54,000 common units in DonJoy, L.L.C. to JPMDJ Partners and certain members of management for $5.9 million. JPMDJ Partners purchased 52,495 common units for a total consideration of $5.7 million and the members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, which they financed by cash and promissory notes issued to us.

    On July 7, 2000, we completed the purchase of specified assets and assumed specified liabilities related to the rehabilitation business, referred to as Orthotech or the Orthotech business, of DePuy Orthopaedic Technology, Inc., a subsidiary of Johnson & Johnson. We acquired Orthotech for a purchase price of $46.4 million in cash, exclusive of transaction fees and expenses. Orthotech developed, manufactured, and marketed an array of orthopedic products for the orthopedic sports medicine market including braces, soft goods and specialty products which were similar to the products offered by us. Orthotech also had an inventory management and billing program that complemented our OfficeCare® program. We purchased primarily inventory, equipment and certain intellectual property. We were not required to assume any liabilities existing prior to the closing date. The Orthotech acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values.

    Effective March 5, 2001, we invested in an Australian joint venture, dj Orthopaedics Pty Ltd (dj Australia), which is 60% owned by dj Ortho and is included in the consolidated financial statements of dj Ortho from the date of the investment. dj Australia has replaced our Smith & Nephew distributor in Australia and also sells two new product lines.

    On June 1, 2001, we completed the acquisition of substantially all of the assets and liabilities of Alaron Technologies, L.L.C. for an aggregate purchase price of $500,000 in cash, payable in four equal installments of $125,000 each, the first two of which have been paid, with the two remaining payments due on October 1, 2001 and November 30, 2001. Alaron provided product development, manufacturing and supply chain management services related to medical and surgical devices. We purchased primarily equipment and acquired technology. The Alaron acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values. The acquisition also provided order fulfillment and supply chain management systems and software for our new Alaron Surgical™ division. These systems will allow us to better serve the overall sports medicine market by offering our surgical products in procedure-specific kits. In connection with the Alaron acquisition, we entered into an employment agreement with Paul K. Nichols, a principal owner of Alaron Technologies, L.L.C., who serves as a Senior Vice President and head of our Alaron Surgical™ division.

    On August 13, 2001, DonJoy L.L.C. announced that it expects to complete, by the end of 2001 an initial public offering of the common stock of a new corporation, dj Orthopedics, Inc., which was formed on August 16, 2001 in connection with the offering. As part of the transaction, DonJoy, L.L.C. would become a wholly-owned subsidiary of dj Orthopedics, Inc. and then be merged with and into dj Orthopedics, Inc. which would be the surviving entity of the merger. Proceeds from the offering are expected to be used to repay a portion of dj Ortho's indebtedness, redeem all of the outstanding preferred units of DonJoy and for general corporate purposes. The timing and terms of any such offering are subject to, among other things, prevailing market conditions, and no assurance can be given that any such offering will actually be consummated. At September 29, 2001, deferred offering costs in connection with the proposed initial public offering totaled $0.7 million and in the event that such offering is not completed, these costs will be written off against our results of operations.

    Possible Acquisitions.  We have executed letters of intent to acquire two European orthopedic products manufacturers and distributors, Ro+Ten SRL, a manufacturer of soft goods and our current distributor in Italy, and its Swiss affiliate, Orthoservice AG, which manufactures orthopedic products for Ro+Ten. The expected aggregate purchase price is approximately $9.5 million in cash and an expected additional $0.5 million, if specified performance targets are met. Consummation of the acquisitions is subject to completion of our due diligence, execution of definitive agreements, receipt of necessary financing and the receipt of necessary regulatory approvals and, accordingly, we cannot assure you that either of these acquisitions will be consummated. If consummated, we anticipate that these transactions would close during the first quarter of 2002. We are also negotiating to acquire a European manufacturer of rigid knee braces that is one of our current European distributors. We do no expect that the purchase price of this company would exceed $2.5 million. Our acquisition of these companies, if consummated, is part of our strategy to expand our direct distribution capability in selected international markets where we believe that there is significant potential to increase sales due to high per capita health care expenditures.

    Segments.  We are a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. Our product lines include rigid knee braces, soft goods, a portfolio of specialty and other complementary orthopedic products and our recently introduced line of surgical products. Our rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and osteoarthritic braces, which provide relief of knee pain due to osteoarthritis. Our soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for injuries to the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. Our portfolio of specialty and other complementary orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity walkers, upper extremity braces, cold therapy systems and pain management delivery systems. Our recently introduced surgical products include fixation devices for soft tissue repair in the knee as well as products to address cartilage damage due to trauma or osteoarthritis. These products are reported in the specialty and other complementary products segment. The rigid knee brace product lines and the soft goods product lines constitute reportable segments under generally accepted accounting principles. See note 3 of notes to our unaudited consolidated financial statements. We began selling Alaron Surgical™ products in the third quarter of 2001.

    Domestic Sales.  In the United States, DonJoy® brand products are marketed to orthopedic sports medicine surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers. Our surgical products, which are sold under the Alaron Surgical™ brand name, are marketed to orthopedic sports medicine surgeons, hospitals and surgery centers. Both Donjoy® and Alaron Surgical™ products are sold by 38 commissioned sales agents who employ approximately 210 sales representatives. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and we pay a sales commission to the agent on sales of such products, which commissions are reflected in sales and marketing expense in our consolidated financial statements. Excluding freight revenue, domestic sales of DonJoy® brand products represented approximately 60.6% and 61.5% of total net revenues in the third quarter of 2001 and 2000, respectively, and 61.4% and 62.8% of total net revenues in the first nine months of 2001 and 2000, respectively.

    Our ProCare® products are sold in the United States to third party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell ProCare® products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. Excluding freight revenue, domestic sales of ProCare® products represented approximately 26.1% and 29.7% of total net revenues in the third quarter of 2001 and 2000, respectively, and 26.1% and 24.7% of total net revenues in the first nine months of 2001 and 2000, respectively.

    The change in the mix of domestic sales between the DonJoy® and ProCare® brands has been a direct result of the Orthotech acquisition. A majority of the Orthotech products were soft goods and have been integrated into the ProCare® brands, thus increasing the percent of domestic sales sold under the ProCare® brand while decreasing the percent of domestic sales sold under the DonJoy® brand.

    International Sales.  Excluding freight revenue, international sales accounted for approximately 13.2% and 8.8% of our net revenues in the third quarter of 2001 and 2000, respectively, and 12.5% of our net revenues in the first nine months of both 2001 and 2000. Excluding freight revenue, total sales in Europe and Germany accounted for approximately 70.1% and 52.5%, respectively, of our international net revenues in the third quarter of 2001, with no other country accounting for 10% or more of our international net revenues in the third quarter of 2001. Excluding freight revenue, total sales in Europe, Germany/Austria and Canada accounted for approximately 68.3%, 41.9% and 10.6%, respectively, of the our international net revenues in the first nine months of 2001, with no other country accounting for 10% or more of the our international net revenues in the first nine months of 2001.

    International sales are currently made primarily through two distinct channels: independent third party distributors (such as in Germany) and Smith & Nephew sales organizations within certain major countries (such as Canada). We distribute our products in Australia through dj Australia. Distributors in these channels buy and resell the DonJoy® and ProCare® brand products within their designated countries. Excluding freight revenue, DonJoy® brand products constituted approximately 89.5% of international net revenues in the third quarter of 2001, as compared to 85.2% in the third quarter of 2000, and 88.8% of international net revenues in the first nine months of 2001, as compared to 89.4%

in the first nine months of 2000. A significant amount of 2000 sales were transferred from Smith & Nephew sales organizations to independent distributors. International sales made through Smith & Nephew sales organizations were 11.0% and 21.1% of our international sales, exclusive of freight revenue, in the third quarter of 2001 and 2000, respectively, and 13.3% and 22.3% of our international sales, exclusive of freight revenue, in the first nine months of 2001 and 2000, respectively. We believe future opportunities for sales growth within international markets are significant. We intend to selectively replace our third-party independent distributors with wholly or partially owned distributors in key countries where we believe the opportunity for growth is significant due to higher per capita health care spending. We believe that more direct control of the distribution network in these countries will allow us to accelerate the launch of new products and product enhancements, to benefit from the sale of our higher margin products and to capture the distributor's margin. The establishment of our Australian subsidiary and our recent decision not to renew the distribution agreement with our existing distributor in Germany, the United Kingdom and Austria effective December 31, 2001 represent our initial steps in pursuing this strategy.

    Since our international sales have historically been made in U.S. dollars, our results of operations have not been directly impacted by foreign currency exchange fluctuations. However, as was the case in 2000, the volume and product mix of international sales has been and may continue to be adversely impacted by foreign currency exchange fluctuations as changes in the rate of exchange between the U.S. dollar and the applicable foreign currency will affect the cost of our products to our customers and thus may impact the overall level of customer purchases. International sales in 2000 were adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European customers. In addition, as we begin to directly distribute our products in selected foreign countries, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results. We may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

    Third Party Reimbursement; Health Care Reform; Managed Care.  While national health care reform and the advent of managed care have impacted the orthopedic sports medicine market, its impact has not been as dramatic as experienced by other sectors of the health care market, such as long term care, physician practice management and managed care (capitation) programs. In recent years, efforts to control medical costs within the United States have been directed towards scrutiny of medical device reimbursement codes, whereby devices are classified to determine the reimbursement levels including reimbursement for products packaged with related orthopedic procedures. Reimbursement codes covering certain of our products have been redefined, thereby reducing the breadth of products for which reimbursement can be sought under recognized codes. We expect that reduction in the total dollar value eligible for reimbursement will occur in the future as the reform process continues.

    In international markets, while the movement toward health care reform and the development of managed care are generally not as advanced as in the United States, we have experienced some downward pressure on the pricing of certain of our products and other effects of health care reform similar to those we have experienced in the United States. We expect health care reform and managed care to continue to develop in primary international markets, including Europe and Japan, which will result in further downward pressure on product pricing.

    A further result of managed care and the related pressure on costs has been the advent of buying groups in the United States which enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. Price discounting with buying groups is an integral aspect of the competitive bid process in the marketplace. The impact on our operating results is expected to be offset by increased volume commitments offered by such buying groups and the opportunity to market products not included in the request for bids. We have entered into national contracts with selected buying groups and expect to enter into additional national contracts in the future. We believe that the high level of product sales to such groups, to the extent such groups are able to command a high level of compliance by their members with the preferred supplier arrangements, and the opportunity for increased market share can offset the financial impact of the price discounting under such contracts. Revenues from group buying organizations accounted for approximately 18.6% and 21.7% of our net revenues for the three months ended September 29, 2001 and September 30, 2000, respectively, and 19.8% and 20.6% of our net revenues for the nine months ended September 29, 2001 and September 30, 2000, respectively, with the largest organization accounting for less than 5% of our net revenues. Accordingly, although we cannot assure you, we believe that such price discounting will not have a material adverse effect on our operating results in the future.

    OfficeCare® Program.  In 1996, in response to the needs of our customers, we launched OfficeCare®, an inventory management and insurance billing program for our U.S. orthopedic sports medicine surgeons. Under the OfficeCare® program, we provide the orthopedic sports medicine surgeon with an inventory of orthopedic products for immediate disbursement to the patient. We then seek reimbursement directly from the patient's insurance company or other third party payor or from the patient when self-pay is applicable. The majority of these billings are performed by an independent third-party contractor.

    Since its inception, the OfficeCare® program has been promoted specifically to provide our orthopedic sports medicine surgeons with a broad array of soft goods and certain other specialty products for immediate patient use. The OfficeCare® program is also intended to facilitate the introduction of our products to the orthopedic sports medicine surgeons who had not previously been our customers.

    The OfficeCare® program represented approximately 12.9% and 12.6% of the Company's net revenues, excluding freight revenue, for the third quarter of 2001 and the first nine months of 2001, respectively, with sales of soft goods and specialty and other complementary orthopedic products representing the majority of such sales, as compared to 11.2% and 9.3% respectively, during the corresponding 2000 periods. The OfficeCare® program involves our lower margin soft goods products, but is designed to also strengthen our relationship with the customer, and serves to provide a pull-through effect for both existing and planned sales of our higher margin products. The OfficeCare® program has historically experienced a strong growth rate, with an increase of sales, of 27.9% in the third quarter of 2001 over the third quarter of 2000, and an increase of sales of 69.3% in the first nine months of 2001 over the first nine months of 2000. The increases in 2000 and the first nine months of 2001 are primarily due to the Orthotech acquisition.

    As a result of the growth of the program, our working capital needs have significantly increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, OfficeCare® has increased our involvement in the third-party reimbursement process, or in certain cases, our direct billings to the patient. The collection period for these receivables as compared to other portions of our business is significantly longer and has also resulted in a need to increase our accounts receivable discounts and allowance requirements. The increase in the accounts receivable discounts and allowances for OfficeCare® is the primary reason for the increase in our accounts receivable discounts and allowances at September 29, 2001. Through December 31, 2000, we reflected allowances and discounts applicable to the OfficeCare® program as selling and marketing expense. With the growth of the program, management believes that these charges are more appropriately presented as adjustments to revenues, rather than as an operating expense. As a result, we reclassified $1.1 million and $2.3 million of charges for the three and nine months ended September 30, 2000, respectively, which were previously included in selling and marketing expenses, against revenues related to its OfficeCare® program.

    Manufacturing Cost Reduction Initiatives.  Over the past several years, we have undertaken initiatives designed to further strengthen our overall manufacturing cost structure and improve manufacturing efficiency. In order to take advantage of the lower labor costs in Mexico, in 1993 we began manufacturing certain of our labor intensive operations, principally sewing, final assembly and packaging, in Tijuana, Mexico. In 1998, we completed the consolidation of our domestic operations into one location in Vista, California. As a result, we incurred $2.5 million of restructuring costs in 1998, substantially all of which related to lease termination costs on the vacated facility. Pursuant to the recapitalization agreement, the remainder of the restructuring reserve, which amounted to $0.9 million at June 29, 1999 and consisted of the remaining lease obligations on the vacated facility, was assumed by Smith & Nephew. In addition, in 1998 general and administrative expense included $0.2 million of costs related to moving costs resulting from the consolidation of the facilities. Operating results for the first three quarters of 1998 were adversely affected by the consolidation and integration of the manufacturing operations of the DonJoy® and ProCare® brands which were previously separate and distinct, but returned to prior levels in the fourth quarter of 1998 and sustained these levels through the remainder of 1999 and 2000.

    In 2000, we completed the consolidation of the Orthotech operations into our Vista, California location. Operating results for the last two quarters of 2000 were adversely affected by the consolidation and integration of the manufacturing operations of the Orthotech brands which were previously separate and distinct.

    We have identified additional opportunities to reduce manufacturing costs and improve operating efficiency. In 2001 we consolidated our two separate Mexican operations into one campus location and have listed the vacated facility for sale. We have recently leased additional space in Mexico, directly within the current campus. Consolidation of these facilities will enable us to continue to take advantage of the lower labor costs in Mexico and utilize the resulting additional capacity in our U.S. facilities to manufacture our more technologically advanced, high value products. We have begun to take advantage of our operating efficiencies by moving our post operative and walker lines to Mexico. By upgrading our computer systems to achieve more efficient production, we expect to achieve material and labor cost reductions as well as economies of scale across our entire manufacturing operation. We have converted our manufacturing scheduling to produce finished goods upon customer demand. We will further convert our procurement process to enable us to replenish our supply of raw materials upon usage. Both processes will allow us to decrease the level of inventory necessary to operate the business and reduce the risk of excess and obsolete inventory. We have also reorganized our manufacturing facility into product focused groups. The reorganization and streamlining of the manufacturing facility is expected to reduce the total manufacturing costs, principally overhead costs. In addition, we intend to further automate our manufacturing operations in the rigid knee brace product line through the use of more technologically advanced fabrication and equipment systems. We will continue to rationalize raw materials used in the production of our existing products, thereby enabling us to leverage our purchasing power. Finally, in order to achieve further cost savings, we intend to further reduce our number of stock keeping units (SKUs) without impacting service or breadth of our product range.

    Basis of Presentation; Taxes.  Prior to the recapitalization, our results of operations were included in the consolidated federal income tax returns that Smith & Nephew filed in the United States and the historical financial statements reflect a provision for income taxes assuming that we had filed a separate federal income tax return. As limited liability companies, DonJoy, L.L.C. and dj Ortho were not subject to income taxes following the recapitalization. Instead, DonJoy, L.L.C.'s earnings following the recapitalization were allocated to its members and included in the taxable income of the members. The indenture governing our senior subordinated notes and the credit facility currently permit dj Ortho to make distributions to DonJoy, L.L.C. in certain amounts to allow DonJoy, L.L.C. to make distributions to its members to pay income taxes in respect of their allocable share of taxable income.

    Results of Operations.  We operate our business on a manufacturing calendar, with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. The three-month period ended September 29, 2001 contained the same number of business days as the three-month period ended September 30, 2000. The nine-month period ended September 29, 2001 contained one less business day than the nine-month period ended September 30, 2000, which resulted in approximately $0.7 million less revenue in the nine-month period ended September 29, 2001 as compared to the same period in 2000.

    In the fourth quarter of 2000, we adopted Emerging Issues Task Force (EITF) Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." As a result, we have reclassified $1.4 million and $3.2 million of freight revenue for the three and nine months ended September 30, 2000, respectively, from sales and marketing expenses into net revenues. We continue to include freight expenses in sales and marketing expense.

    Several factors impacted our business during the four quarters following the Orthotech acquisition. The closing of the Orthotech facility shortly after the acquisition required that significant resources be allocated to the integration of Orthotech manufacturing operations in our Vista facility. We also decided to pursue another strategic acquisition. These matters diverted resources from a planned significant implementation of a new company-wide enterprise resource planning (ERP) system and led to a decision to delay completion of the ERP system implementation. The proposed acquisition was terminated in the fourth quarter of 2000 and the ERP system implementation was completed in March 2001, approximately seven months later than originally planned. These factors, together with the increased debt leverage resulting from the Orthotech acquisition, affected our operating results during the second half of 2000 and the first six months of 2001. With both the full integration of Orthotech into our business and the ERP system implementation now having been completed, the synergies and operating efficiencies originally expected from the Orthotech acquisition and the ERP system are beginning to be realized.

    The following table sets forth our operating results as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Net revenues:
Rigid knee bracing	39.8%	37.5%	39.4%	41.7%
Soft goods	36.0	37.7	36.3	34.8
Specialty and other complementary orthopedic products	21.5	21.4	21.5	20.3

Revenues from product lines	97.3	96.6	97.2	96.8
Freight revenue	2.7	3.4	2.8	3.2

Total consolidated net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	43.5	44.7	42.3	42.1

Gross profit	56.5	55.3	57.7	57.9
Sales and marketing	27.6	27.7	28.0	26.2
General and administrative	14.1	13.8	14.3	14.2
Research and development	1.2	1.3	1.4	1.6
Merger and integration costs	—	1.0	—	0.4

Income from operations	13.6	11.5	14.0	15.5
Interest expense	(9.9)	(11.6)	(10.8)	(12.0)
Interest income	0.2	0.2	0.2	0.3

Net income and comprehensive net income	3.9%	0.1%	3.4%	3.8%

EBITDA(a) data:
Income from operations	$6,036	$4,583	$17,761	$15,778
Merger and integration costs	—	400	—	400
Depreciation and amortization	2,363	2,073	7,001	4,627

	8,399	7,056	24,762	20,805
Step-up to fair value of acquired inventory	—	268	—	268

Adjusted EBITDA(b)	$8,399	$7,324	$24,762	$21,073

(a)
"EBITDA" is defined as income from operations plus merger and integration costs and depreciation and amortization. Discontinued acquisition costs are excluded from income from operations because the charge is not considered a direct cost of operating the business. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Under both the credit agreement definition of EBITDA and our definition of EBITDA, we were in compliance with all debt covenants under the credit agreement at September 29, 2001. Our definition of EBITDA may not be comparable to that of other companies.

(b)
"Adjusted EBITDA" represents EBITDA (as defined above) adjusted to eliminate the incremental adjustment to the carrying value of acquired inventories associated with the Orthotech acquisition to state them at fair market value.

Three Months Ended September 29, 2001 Compared To Three Months Ended September 30, 2000

    Net Revenues.  Net revenues increased $4.2 million, or 10.5%, to $44.1 million for the third quarter of 2001 from $39.9 million for the third quarter of 2000. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $2.6 million over the prior year period due primarily to growth in the domestic sales of the ligament product lines. Soft goods sales, excluding freight revenue, increased by $0.9 million over the prior year period due primarily to the Orthotech acquisition, growth in the OfficeCare® program of $0.4 million and increased sales volumes of wrist splints of $0.4 million, ankle braces of $0.1 million and other general soft good supports of $0.4 million. Specialty and other complementary orthopedic products sales, excluding freight revenue, increased by $1.0 million over the prior period due primarily to increased sales of lower extremity walkers of $0.8 million and cold therapy units of $0.2 million, as well as the growth of the OfficeCare® program. Specialty and other complementary product sales in the third quarter of 2001 included less than $0.1 million from sales of our Alaron Surgical™ products, which were introduced in August 2001.

    Gross Profit.  Gross profit increased $2.9 million, or 13.0%, to $24.9 million for the third quarter of 2001 from $22.0 million for the third quarter of 2000. Gross profit margin increased to 56.5% for the third quarter of 2001 from 55.2% for the third quarter of 2000 primarily as a result of increased rigid and specialty and other complementary orthopedic product sales which carry higher gross profit margins. Gross profit for the rigid knee bracing segment increased $1.8 million, with gross profit margin of 70.0% for the third quarter of 2001 versus 70.3% for the comparable period in 2000. Gross profit for the soft goods segment decreased $0.4 million, with the gross profit margin decreasing to 42.6% for the third quarter of 2001 from 48.0% for the comparable period in 2000. This decrease in gross profit margin primarily reflects the effects of the Orthotech acquisition, which occurred in July 2000, and the related increase in soft goods, which carry lower gross profit margins, in the mix of products sold during that period. Gross profit for the specialty and other complementary orthopedic products segment increased $0.7 million, with gross profit margin increasing to 57.1% for the third quarter of 2001 from 55.8% for the comparable period in 2000.

    Sales and Marketing Expenses.  Sales and marketing expenses increased $1.1 million, or 10.1%, to $12.1 million for the third quarter of 2001 from $11.0 million for the third quarter of 2000. The increase primarily reflects increased commissions of $0.3 million due to higher sales of domestic products, increased freight expenses of $0.2 million, increased costs of $0.5 million related to OfficeCare® volumes and an increase in salaries and benefits of $0.1 million due to increased headcount. Headcount increased due to the Orthotech acquisition and growth in the OfficeCare® program. Overall, sales and marketing expenses decreased slightly as a percentage of revenues to 27.6% for the third quarter of 2001 from 27.7% for the comparable period of 2000.

    General and Administrative Expenses.  General and administrative expenses increased $0.7 million, or 12.9%, to $6.2 million for the third quarter of 2001 from $5.5 million for the third quarter of 2000. The increase was primarily due to both contract programming expenses and depreciation of $0.4 million associated with our new enterprise software, general expenses related to the creation of dj Australia and the Alaron acquisition. Overall, general and administrative expenses increased as a percentage of revenues to 14.1% for the third quarter of 2001 from 13.8% for the comparable period of 2000.

    Research and Development Expenses.  Research and development expenses were approximately equal over the two periods. We have continued to focus on the development of our new bone growth stimulation product, OrthoPulse™, in the third quarter of 2001.

    Merger and Integration Costs.  We incurred $0.4 million in one-time merger and integration costs associated with the consolidation of the Orthotech operations into our existing facilities including merger and integration and information systems consulting. Other integration costs are included in the operating expenses above.

    Interest Expense.  Interest expense decreased approximately $0.3 million, or 6.0% to $4.3 million in the third quarter of 2001 from $4.6 million in the third quarter of 2000. The decrease is primarily due to the lower interest rates impacting our borrowings in the third quarter of 2001 versus the comparable period in 2000.

Nine Months Ended September 29, 2001 Compared To Nine Months Ended September 30, 2000

    Net Revenues.  Net revenues increased $25.2 million, or 24.6%, to $127.4 million for the first nine months of 2001 from $102.2 million for the first nine months of 2000. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $7.6 million over the prior period due to growth in the domestic sales for the osteoarthritic and ligament product lines. We introduced the DonJoy VISTA™ Rehabilitation System in April 2001, the SE Four Point Brace in March 2001, and a low cost anterior cruciate ligament (ACL) off-the-shelf brace and a new post operative brace line with telescoping bars in February 2001. Soft goods sales, excluding freight revenue, increased by $10.6 million over the prior period due primarily to the Orthotech acquisition, a $2.4 million growth in the OfficeCare® program, a substantial portion of which was due to the Orthotech acquisition, and $7.5 million from increased sales volumes of wrist splints, ankle braces and knee braces, including those sold through the OfficeCare® program. Specialty and other complementary orthopedic products sales, excluding freight revenue, increased by $6.6 million over the prior period due primarily to a $6.4 million increase in sales of lower extremity walkers, cold therapy units, and shoulder braces, as well as the growth of the OfficeCare® program. Specialty and other complementary products sales in the first nine months of 2001 included less than $0.1 million from sales of our Alaron Surgical™ products, which were introduced in August 2001.

    Gross Profit.  Gross profit increased $14.4 million, or 24.3%, to $73.5 million for the first nine months of 2001 from $59.1 million for the first nine months of 2000. Gross profit margin decreased from 57.9% for the first nine months of 2000 to 57.7% for the first nine months of 2001 primarily as a result of increased soft product sales which carry a lower gross profit margin. The decrease in gross profit margin primarily reflects the effects of the Orthotech acquisition, which occurred in July 2000, and the related increase in soft goods in the mix of products sold. Our gross profit margin subsequent to the Orthotech acquisition has remained relatively constant. Gross profit for the rigid knee bracing segment increased $5.2 million, with gross profit margins at 70.8% for the first nine months of 2001 versus 71.2% for the comparable period in 2000. Gross profit for the soft goods segment increased $3.1 million, with gross profit margin decreasing to 43.3% for the first nine months of 2001 from 47.5% for the comparable period in 2000. This decrease in gross profit margin is a result of the change in product mix, primarily related to the sales of Orthotech products. Gross profit for the specialty and other complementary orthopedic products segment increased $3.4 million, with gross profit margin decreasing to 55.0% for the first nine months of 2001 from 56.2% for the comparable period in 2000. This decrease in gross profit margin is a result of the change in product mix, primarily related to the sales of Orthotech products.

    Sales and Marketing Expenses.  Sales and marketing expenses increased $8.9 million, or 33.3%, to $35.7 million for the first nine months of 2001 from $26.8 million for the first nine months of 2000. The increase primarily reflects increased commissions ($1.8 million) due to higher sales of domestic products, increased freight expenses ($1.8 million), increased costs ($2.8 million) related to OfficeCare® volumes and an increase in salaries and benefits ($2.6 million) due to increased headcount. Headcount increased due to the Orthotech acquisition and growth in the OfficeCare®

program. In addition, amortization expense related to the intangibles acquired in the Orthotech acquisition was $0.3 million in the first nine months of 2001 and minimal during the 2000 period. Overall, sales and marketing expense increased as a percentage of revenues to 28.0% for the first nine months of 2001 from 26.2% for the comparable period of 2000.

    General and Administrative Expenses.  General and administrative expenses increased $3.7 million, or 25.7%, to $18.2 million for the first nine months of 2001 from $14.5 million for the first nine months of 2000. The increase was primarily due to amortization associated with the intangible assets acquired as part of the July 2000 acquisition of Orthotech. These amortization expenses were $1.0 million in the 2001 period and $0.7 million in the 2000 period. To a lesser extent, the increase in general and administrative expenses reflected expenses related to these acquisitions and the creation of dj Australia. Depreciation associated with our new enterprise software system also contributed to the overall increase. Overall, general and administrative expenses increased slightly as a percentage of revenues to 14.3% for the first nine months of 2001 compared to 14.2% for the first nine months of 2000.

    Research and Development Expenses.  Research and development expenses increased $0.1 million, or 8.0%, to $1.8 million for the first nine months of 2001 from $1.7 million for the first nine months of 2000. During the second quarter of 2001, we introduced the DonJoy VISTA™ Rehabilitation System. In addition, we developed a low cost ACL off-the-shelf brace, a new post operative brace line with telescoping bars along with other competitive products, and the SE Brace II. We have also continued to focus on the development of our new bone growth stimulation product, OrthoPulse®.

    Merger and Integration Costs.  In the 2000 period, we incurred $0.4 million in one-time merger and integration costs associated with the consolidation of the Orthotech operations into our existing facilities including merger and integration and information systems consulting costs. Other integration costs are included in the operating expenses above.

    Interest Expense.  Interest expense increased approximately $1.5 million, or 11.9%, to $13.7 million in the first nine months of 2001 from $12.2 million in the first nine months of 2000. The 2001 interest expense reflects the additional interest expense on the $24.0 million term loan and the $12.6 million borrowing under the revolving credit facility, both of which were incurred in July 2000 to partially finance the Orthotech acquisition. The 2000 interest expense only includes these applicable charges from the third quarter of the previous year. There were additional borrowings of $8.0 million under the revolving credit facility in December 2000 which also contributed to the increase in interest expense, offset in part by our $5.0 million and $2.0 million repayments under the revolving credit facility in June 2001 and July 2001, respectively.

Liquidity and Capital Resources

    Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Long-term indebtedness at September 29, 2001 was $149.4 million.

    Net cash provided by operating activities was $3.5 million and $5.8 million in the first nine months of 2001 and 2000, respectively. The decrease of $2.3 million in the first nine months of 2001 primarily reflects increased inventory levels in conjunction with the working capital needs associated with the Orthotech acquisition combined with decreased levels of accrued liabilities.

    Cash flows used in investing activities were $7.0 million and $54.6 million in the first nine months of 2001 and 2000, respectively. Capital expenditures in the first nine months of 2001 primarily reflected an increase in the capitalization of costs directly associated with our acquisition and implementation of an enterprise resource planning system which was completed in March 2001, investments in manufacturing equipment, and the Alaron acquisition in June 2001. Included in investing activities in 2000 is the $49.7 million investment in Orthotech, including transaction fees and expenses of $3.3 million. Capital expenditures in 2000 primarily reflect an increase in construction in progress related to the capitalization of costs directly associated with our acquisition and implementation of an enterprise resource planning system and investments in manufacturing equipment.

    Cash flows provided by financing activities were $1.4 million and $46.4 million in the first nine months of 2001 and 2000, respectively. The increase in the first nine months of 2001 is primarily the result of the $9.6 million in net proceeds from an equity investment in June 2001 net of the $8.0 million repaid under our credit facility. The sources of funds in 2000 primarily reflect the $24.0 million term loan and $12.6 million of borrowings under the revolving credit facility during the third quarter of 2000 and the net proceeds from the issuance by DonJoy, L.L.C. of common and preferred units in the third quarter of 2000, all related to the Orthotech acquisition.

    Interest payments on our senior subordinated notes and on borrowings under the credit facility have significantly increased our liquidity requirements. The $100.0 million of senior subordinated notes, due 2009, bear interest at 12 5/8%, payable semi-annually on June 15 and December 15. The credit facility provides for two term loans totaling $39.5 million, of which $37.4 million was outstanding at September 29, 2001. The first term loan, in the amount of $15.5 million, was borrowed in connection with the recapitalization and the second term loan, in the amount of $24.0 million, was borrowed to finance the Orthotech acquisition. We also have available up to $25.0 million under the revolving credit facility, which is available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of September 29, 2001, we had $13.6 million outstanding under that facility, primarily due to the Orthotech acquisition. Borrowings under the term loans and on the revolving credit facility bear interest at variable rates plus an applicable margin. At September 29, 2001, the effective interest rate on the term loans and the revolving credit facility was 5.69% and 5.33%, respectively.

    In addition, we are required to make annual, mandatory prepayments of the term loans under the credit facility in an amount equal to 50% of excess cash flow (as defined in the credit facility) (75% if our leverage ratio exceeds a certain level). We had no excess cash flow at December 31, 2000. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by us, dj Ortho or any of our other subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, dj Ortho or any of our other subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required at December 31, 2000. In August 2001, we obtained a waiver from our bank lenders with respect to our obligation to prepay the term loans with the proceeds of the $10.0 million equity investment.

    The credit facility and the indenture impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit facility requires us to maintain certain financial ratios. At September 29, 2001, we were in compliance with all of these covenants. Indebtedness under the credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

    We incurred fees and costs of $8.8 million in connection with the recapitalization. Approximately $7.4 million, principally relating to financing fees and expenses, has been capitalized and is being amortized over the terms of the related debt instruments.

    As part of our strategy, we intend to pursue acquisitions, such as the Orthotech and Alaron acquisitions, and investments and strategic alliances. We may require new sources of financing to consummate any such transactions, including additional debt or equity financing. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

    Our ability to satisfy our debt obligations and to pay principal and interest on our indebtedness, fund working capital requirements and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control. Management believes that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including the availability of borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and for working capital requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In such event, we may need to raise additional funds through public or private equity or debt financings. We cannot assure you that any such funds will be available to us on favorable terms or at all.

Seasonality

    We generally record our highest net revenues in the first and fourth quarters due to the greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. Conversely, we generally have lower net revenues during our second and third quarters as a result of decreased sports activity and fewer orthopedic surgeries. Our results of operations would be adversely and disproportionately affected if our sales were substantially lower than those normally expected during the first and fourth quarters. Increases in our net revenues beginning in the third quarter of 2000 reflect the Orthotech acquisition.

Recent Accounting Pronouncements

    We adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," of the Financial Accounting Standards Board ("FASB") in the first quarter 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives on our balance sheet at fair market value. The adoption of SFAS No. 133 on our financial statements for the first nine months of 2001 was not material.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently in some circumstances, for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002 at which time we will be required to reassess the intangible assets, including goodwill, previously recorded in connection with previous purchase acquisitions, as well as the useful lives of such intangible assets. Upon adoption of SFAS No. 142, we will stop amortizing goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001, which has been estimated to reduce annual amortization expense by approximately $3.4 million. Goodwill and intangibles with indefinite lives will be assigned to reporting units as determined by us for purposes of impairment testing and tested using a two-step approach for impairment annually or whenever there is an impairment indicator. The impact of stopping goodwill amortization has been estimated to increase our annual net income by approximately $2.0 million.

Forward Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, the statements about our plans, strategies, and prospects. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as "anticipate," "believe," "estimate," "expect," "will," "plan," "intend," and similar expressions. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements we make in this quarterly report on Form 10-Q include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the ability to generate cash to service our debts; (iv) healthcare reform and the emergence of managed care and buying groups; (v) patents and proprietary know-how; (vi) uncertainty of domestic and foreign regulatory clearance and approvals; (vii) dependence on orthopedic professionals, agents and distributors; (viii) our dependence on certain key personnel; (ix) risks related to competition in our markets; (x) risks related to changing technology and new product developments; (xi) the sensitivity of our business to general economic conditions; (xii) uncertainty relating to third party reimbursement; and (xiii) the other risk factors affecting our performance referred to under the caption "Risks Factors" in DonJoy's Annual Report on Form 10-K for the year ended December 31, 2000. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loans and borrowings under the revolving credit facility which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of September 29, 2001, the Company had $100.0 million principal amount of fixed rate debt represented by our senior subordinated notes and $51.0 million of variable rate debt represented by borrowings under the credit facility (at interest rates ranging from 5.19% to 5.81% as of September 29, 2001). Based on the current balance outstanding under the credit facility, an immediate increase of one percentage point in the applicable interest rate would cause an increase or decrease in interest expense of approximately $0.5 million on an annual basis. At September 29, 2001, up to $11.4 million of variable rate borrowings was available under the revolving credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. As all of our sales have historically been denominated in U.S. dollars, we have not been subject to foreign currency exchange risk. However, as we begin to directly distribute our products in selected foreign markets, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results. We may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

None.

(b)
Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 29, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on October 29, 2001 on its behalf by the undersigned thereunto duly authorized.

DJ ORTHOPEDICS, LLC
DJ ORTHOPEDICS CAPITAL CORPORATION
DONJOY, L.L.C.
(Registrant)

Date: October 29, 2001	BY:	/s/ LESLIE H. CROSS Leslie H. Cross President and Chief Executive Officer (Principal Executive Officer)
Date: October 29, 2001	BY:	/s/ CYRIL TALBOT III Cyril Talbot III Chief Financial Officer and Secretary (Principal Financial Officer)

QuickLinks

FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION
DONJOY, L.L.C. CONSOLIDATED BALANCE SHEETS (in thousands, except unit information)
DONJOY, L.L.C. CONSOLIDATED STATEMENTS OF INCOME (Unaudited, in thousands)
DONJOY, L.L.C. CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' DEFICIT AND COMPREHENSIVE INCOME (in thousands, except unit information)
DONJOY, L.L.C. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
DONJOY, L.L.C. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)
PART II. OTHER INFORMATION
SIGNATURES